Form 10-K
period 2021-12-31
GoGreen Investments Corp
filed 2022-03-31
CIK 1852940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40941

GOGREEN INVESTMENTS CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One City Centre 1021 Main Street, Suite 1960 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 337-4075

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	GOGN.U	The New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	GOGN	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	GOGN.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units began trading on the New York Stock Exchange on October 21, 2021, and the registrant’s Class A ordinary shares and warrants began trading on the New York Stock Exchange on December 13, 2021. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021.The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on December 31, 2021, as reported on the New York Stock Exchange was $273,516,000.

As of March 31, 2022 there were 28,935,000 Class A ordinary shares, par value $0.0001 per share and 6,900,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association in effect upon completion of our initial public offering;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Citrin” are to Citrin Cooperman & Company, LLP, our independent registered public accountants;

●	“Class A ordinary shares” are to the shares of Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the shares of Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“directors” are to our current directors;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial holders” are to our sponsor and the other holders of our founder shares prior to our initial public offering;

●	“initial public offering” are to the initial public offering that was consummated by the Company on October 25, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refers to the letter agreement, the form of which was filed as an exhibit to the Registration Statement;

●	“management” or our “management team” are to our officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement shares” are to the 1,335,000 Class A ordinary shares included as part of the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the 1,335,000 units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	“placement warrants” are to redeemable warrants to purchase an aggregate of 667,500 of our Class A ordinary shares included as part of the placement units purchased by our sponsor in the private placement;

●	“private placement” refers to the private placement of 1,335,000 units purchased by our sponsor, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $13.35 million;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or acquired thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial holders and management team to the extent our initial holders and/or members of our management team purchase public shares, provided that each initial holder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“public warrants” are to the redeemable warrants included as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or acquired in the open market);

●	“Registration Statement” are to the Form S-1 initially filed with the SEC June 4, 2021 (File No. 333-256781), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to GoGreen Sponsor 1 LP, a Delaware limited partnership. The general partner of GoGreen Sponsor 1 LP is GoGreen Holdings 1 LLC, a Delaware limited liability company, the managing member of which is our Chairman and Chief Executive Officer, and each of our officers and directors is a limited partner of GoGreen Sponsor I LP;

●	“trust account” are to the U.S.-based trust account in which an amount of $281,520,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering.

●	“units” are to our public units and private units;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants; and

●	“we,” “us,” “Company” or “our Company” are to GoGreen Investments Corporation.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting an initial business combination.

While our efforts to identify a target business may span many industries and regions worldwide, we intend to primarily focus our search for prospects within the clean/renewable energy (“energy transition”) space.

We intend to efficiently identify and complete an initial business combination with a business that is actively engaged in creating and deploying technology, services, or other offerings that contribute to energy transition in the power generation, industrial, transportation, or other industries. We may also seek a target in disruptive technology industries more broadly, but which still falls within our target of de-carbonization space. However, we are not limited to these industries and we may pursue a business combination opportunity with any business or in any industry we choose.

We believe we are well positioned to draw upon a vast network across the energy transition and conventional energy sectors to identify opportunities with the potential to generate attractive risk-adjusted returns for our shareholders.

We broadly define the energy transition sector to include, but not be limited to:

●	Utility scale solutions to address issues related to the dislocations caused by renewable power generation through either power storage or clean transportation fuel solutions;

●	Hydrogen solutions for power storage, generation and transportation;

●	Software solutions for managing and improving reliability of renewable power generation;

●	Carbon capture and sequestration;

●	Integrated case-specific solutions for reliable renewable power generation supply and storage;

●	De-carbonization solutions for oil and gas, conventional power generation, agriculture, chemicals, shipping, mining, cement and other industries; and

●	Upstream raw materials supply solutions and downstream mobility solutions for electrification.

Initial Public Offering

On October 25, 2021, we consummated our initial public offering of 27,600,000 units. Each unit consists of one Class A ordinary share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $276,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 1,335,000 placement units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds of $13,350,000.

A total of $281,520,000, comprised of $270,480,000 of the proceeds from the initial public offering and a portion of the $13,350,000 of the proceeds of the sale of the placement units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by John Dowd, our Chief Executive Officer and Chairman, and Vikas Anand, our Chief Development Officer, who have many years of experience in identifying, investing, growing and operating businesses in diverse sectors, including our targeted ones. We must complete our initial business combination by January 25, 2023, 15 months from the closing of our initial public offering. If our initial business combination is not consummated by January 25, 2023, then our existence will terminate, and we will distribute all amounts in the trust account. However, if we anticipate that we may not be able to consummate our initial business combination by January 25, 2023, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months, up to two times (for a total of up to 21 months, or until July 25, 2023, to complete a business combination); provided that our sponsor (or its affiliates or designees) must deposit into the trust account additional funds of $2,760,000 (or $0.10 per share) for each of the available three-month extensions, for a total payment of up to $5,520,000 (or $0.20 per share), in exchange for a non-interest bearing, unsecured promissory note. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to up to 21 months described above or to redeem their shares in connection with such extension.

Market Opportunity

Concerns regarding climate change are rapidly changing the global energy sector.

While efforts to infuse clean and renewable sources into a fossil fuel-dominated world have been ongoing for decades, progress was stymied by clean energy’s lower returns, higher costs and over-reliance on government subsidies and regulation. For years, wind and solar projects were considered too expensive relative to coal and natural gas options.

Over the past decade, however, the cost of wind and solar power has dropped to a competitive level, technologies have advanced and heightened environmental concerns are highlighting clean energy benefits and driving new regulations and worldwide decarbonization plans. Since 2010, the cost of energy has dropped by 82% for photovoltaic solar, by 47% for concentrated solar energy (CSP), by 39% for onshore wind and by 29% for wind offshore according to the International Renewable Energy Agency.

As a result, we have seen an acceleration in the energy transition away from a reliance on fossil fuels and toward a widespread acceptance of cleaner, more reliable energy systems. In 2019, U.S. annual energy consumption from renewable sources exceeded coal consumption for the first time since before 1885 and electricity generated from renewable sources represented almost three quarters of new power capacity added in 2019. We believe that we are leaving behind the 20th century of fossil fuels to become the 21st century of clean electrification, where decarbonization of industrial sectors such as mining and manufacturing represent a massive untapped opportunity.

This energy transition is likely to continue for decades, providing the potential to alter global economies and geopolitics, employ millions, and improve lives, as electricity becomes more reliable and accessible around the world. Most recent supply chain disruptions have created new opportunity set to de-bottleneck electrification supply chain.

Because it is in its infancy, the energy transition industry is currently a highly fragmented and rapidly evolving segment that stands to benefit from exponential disruptive growth in the coming years. Today, hundreds of private companies in the energy transition sector are being aided by a confluence of positively changing marketplace dynamics, emerging clean technological solutions, social and customer demands for clean energy, and increasing government policy support around the world.

Our objective is to facilitate capital access to companies that are contributing to energy transition, understanding that we are in the early stages of this disruption, and must first bridge the gap between traditional and green energy. As a result, we will focus on products, technologies or services sold to utilities, developers or industrial companies, including, but not limited to, technologies for carbon sequestration.

As more intermittent power such as wind or solar are added to the electric grid, erratic electricity prices become more common. Investment in utility-scale power storage solutions, or innovative large-scale battery technology is needed. This is starting to occur. The U.S. Energy Information Administration reported that, between 2010 and the end of 2018, utility scale battery storage systems increased power capacity by almost 15x and energy capacity by almost 59x. Meanwhile, lithium-ion battery pack prices have fallen 89% in real terms between 2010 and 2020, according to BloombergNEF, facilitating continued capacity expansion. Over the last decade most investments in battery technology were geared towards high power density battery solutions used in mobility. Our team sees new utility scale storage technologies emerging in the near future that will help to solve the problem of grid reliability in a safe way as renewables intermittent generation continues to augment baseload conventional generation.

The quest for carbon neutrality and reduced carbon emissions will remain a global priority for years to come, and breakthrough technologies will be critical to that success. We believe that companies operating in and contributing to this critical energy transition will continue to need and benefit from broader access to public capital markets as that dynamic proceeds.

Business Strategy and Deal Origination

Our business strategy is to identify and complete our initial business combination with a business that can benefit from the strategic, operational and transactional experience of our management team. We believe that our management team is well positioned to identify attractive business combination opportunities in industries related to energy transition as well as in broader disruptive technology sectors, which provide an opportunity for transformational growth driven by de-carbonization.

Our acquisition and value creation strategy has been and will continue to be to identify and enter into a business combination with a business in the energy transition sector and, after our initial business combination, enhance the shareholder returns for the post-combination business utilizing the expertise of our management team, board, and executive advisors, many of whom are recognized experts in the energy transition sector. Our business combination strategy will leverage the following attributes of our management team, board, and executive advisors:

●	Broad network, proprietary contacts, corporate relationships (including financing providers and investment market participants, private equity groups, renewables developers, research institutes, think tanks supporting de-carbonization efforts around the world, investment banks, accounting firms, target management teams and companies or individuals that represent sellers) and industry experience of our management team and executive advisors developed through extensive experience in investing, operating, marketing and growing businesses in the energy transition industry;

●	Ability to enact positive transformation, attractive revenue and relationship growth, operational enhancements and efficiencies to grow shareholder value pre and post business combination closing;

●	Augmentation of capabilities surrounding capital allocation, and scaling up target technologies with utility customer base and/or solving issues related to the reliability of the renewable energy sources operations on the utility scale.

Our management team, board, and executive advisors have reached out and will continue to reach out to their global networks to articulate our potential business combination target search parameters and commence the pursuit and diligence of prospective leads.

We target businesses both within the U.S. and internationally, which have scalable applications and global ambitions. The experience, maturity and judgment of our management will guide our process.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a business with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the placement units. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Business Combination Criteria

Our management team and members of the board of directors share a similar, growth-oriented and value-creating investment philosophy. We intend to employ a proactive acquisition strategy focused on companies that have demonstrated a potential for future growth through the deployment of emerging technologies.

We have identified the following criteria that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We seek to acquire companies that we believe will have:

●	The potential to have a market capitalization of above $1 billion post the initial business combination closing;

●	Attractive risk-adjusted returns for our warrant holders and shareholders;

●	Sustainable solutions that have a strong environmental, social, governance (ESG) component and enable carbon emission reduction/de-carbonization;

●	A business model with positive environmental and social impact, taking into account stakeholders, employees and the community, without sacrificing a financial return for our shareholders;

●	A company that would benefit from our management team’s operating expertise, technical expertise, structuring expertise, extensive network, insight and capital markets expertise in energy transition;

●	The capability of taking advantage of paradigm shifts created by growth of renewable generation in power generation mix and resulting power market dislocations through the use of disruptive technologies;

●	Substantial growth potential post the initial business combination closing;

●	Leading positions and barriers of entry within the targeted industries that exhibit strong fundamentals;

●	Qualifications to be public companies and to benefit from having a public currency in order to enhance their ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen their balance sheet;

●	The ability to capitalize on unique or specialized technologies or business platforms; and

●	Value that has been discounted or disregarded by the marketplace.

While these criteria will be used in evaluating business combination opportunities, we may decide to enter into a business combination with a target business or businesses that do not meet all of these proposed criteria. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our management team may deem relevant. If we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender-offer documents or proxy solicitation materials that we would file with the SEC.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other businesses or assets or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We will have until January 25, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by January 25, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months, or until July 25, 2023, to complete a business combination), subject to the sponsor (or its affiliates or designees) depositing into the trust account, on or prior to the applicable deadline, additional funds of $2,760,000, for each of the available three-month extensions, for a total payment of up to $5,520,000. Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account, if any such funds are available. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any three-month extension period.

In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or permitted designees are not obligated to extend the time for us to complete our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us.

If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect that the pro rata redemption price to be approximately $10.20 per share and such amount may be increased by $0.10 per public share for each three-month extension of our time to consummate our initial business combination, as described in this Report, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

The NYSE rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time that we sign definitive agreements in connection with our initial business combination. However, if our securities are not listed on the NYSE or another securities exchange, we will no longer be subject to that requirement.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or the NYSE, we would seek shareholder approval of such financing.

There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Acquisition Candidates

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our initial public offering, public relations and marketing efforts or direct contact by management following the completion of our initial public offering.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will we pay our sponsor, officers, directors, or executive advisors or any entities with which they are affiliated, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is); our officers, directors and executive advisors will have an economic interest in securities held by our sponsor. However, the following payments are made to our sponsor, officers, directors, executive advisors, or our or their affiliates: (i) repayment of loans that our sponsor, members of our management team, executive advisors or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (ii) payments to our sponsor or its affiliate of a total of $10,000 per month for office space, administrative and support services, and (iii) reimbursements for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such an initial business combination is fair to our shareholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that shareholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company and our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team directly or indirectly own our ordinary shares and/or placement units following our initial public offering, and, accordingly, have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors will have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Initial Business Combination

The NYSE rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the net assets held in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or October 25, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c)  in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of such fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

Financial Position

With funds available for a business combination in the amount of $271,864,163 as of December 31, 2021 after payment of $9,660,000 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial public combination. We will effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other businesses or assets or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange listing requirements, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The NYSE rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the net assets held in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.20 per share and such amount may be increased by $0.10 per share for each three-month extension of our time to consummate our initial business combination, as described in this Report. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 22.98% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with (i) our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2023 (or by July 25, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial holder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until January 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have until January 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) to complete our initial business combination. If we are unable to complete our initial business combination by January 25, 2023 (or by July 25, 2023), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 25, 2023 (or by July 25, 2023).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 25, 2023 (or by July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report). However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 25, 2023  (or by July 25, 2023).

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2023 (or by July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and rested memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $474,799 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2021, the amount held outside of the trust account was $$474,799.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a bankruptcy insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2023 (or by July 25, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by January 25, 2023 (or by July 25, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either prior to or upon such consummation and, solely if we seek shareholder approval, we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated by January 25, 2023 (or by July 25, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to consummate an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have six officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devotes in any time period varies based on the stage of the business combination process we are in.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or October 25, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of such fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may have acquired during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 1021 Main St., Suite #1960, Houston, TX 77002, and our telephone number is (713) 337-4075. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the NYSE under the symbols GOGN,U, GOGN, and GOGN.WS, respectively. Our units commenced public trading on October 21, 2021, and our public shares and public warrants commenced separate public trading on December 13, 2021.

(b)	Holders

On March 31, 2022, there were two holders of record of our units, one holder of record of shares of our Class A ordinary shares and one holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On October 25, 2021, pursuant to the Registration Statement, which was declared effective on October 20, 2021, the Company consummated its initial public offering of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $276,000,000. Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC acted as joint book-running managers and representatives of the underwriters of the initial public offering.

A total of $281,520,000 of the proceeds from the initial public offering (which amount included $9,660,000 of the underwriters’ deferred discount) and the sale of the private placement units was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to GoGreen Investments Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2021 we had $474,799 in cash held outside of our trust account. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

All activity through October 25, 2021, relates to our formation and the initial public offering. Since the initial public offering, our activities have been limited to the evaluation of business combination candidates. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations

For the year ended December 31, 2021, we had a net loss of $475,413, which consists of operating costs of $479,576 partially offset by $4,163 of interest income.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only sources of liquidity were an initial purchase of founder shares of $25,000 by the sponsor, and a total of $375,000 from our sponsor under an unsecured promissory note. As of December 31, 2021, the amounts borrowed under the promissory note have been repaid in full.

On October 25, 2021, we consummated our initial public offering in which we sold 27,600,000 units at a price of $10.00 per unit generating gross proceeds of $276,000,000 before underwriting fees and expenses. Our sponsor purchased 1,335,000 placement units at a price of $10.00 per unit generating $13,350,000 in a private placement that occurred simultaneously with the initial public offering.

In connection with the initial public offering, we incurred offering costs of $15,817,581 (including an underwriting fee of $5,520,000 and deferred underwriting commissions of $9,660,000). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. A total of $281,520,000 ($10.20 per unit sold in the initial public offering) of the net proceeds from the initial public offering and the private placement were deposited in the trust account established for the benefit of our public shareholders.

As of December 31, 2021, we have available to us $474,799 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Prior to the completion of our initial business combination, we expect our primary liquidity requirements during that period to include approximately $575,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for NYSE and other regulatory fees; $150,000 for office space, administrative and support services for up to 15 months (which may be extended to up to 21 months as described elsewhere in this Report); and approximately $100,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

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

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

At December 31, 2021, we did not have any capital lease obligations or operating lease obligations.

The underwriters in our initial public offering were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering or $5,520,000. In addition, the underwriters entitled to aggregate deferred underwriting commissions of $9,660,000 consisting of 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Common shares subject to possible redemption

The Company accounts for its common shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common shares (including common shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common shares is classified as shareholders’ equity. The Company’s common shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income (Loss) Per Common Share

The Company’s statement of operations includes a presentation of income (loss) per share for redeemable ordinary shares and income (loss) per share for Class A and Class B non-redeemable shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period as adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of the redeemable ordinary shares. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable and non-redeemable ordinary shares by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. For the period from March 17, 2021 (inception) through December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the period from March 17, 2021 (inception) through December 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 17, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2021, $281,524,163 of the funds in our trust account were invested in money market funds with a maturity of 185 days or less while the remaining was invested in U.S. treasury bills. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-16 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
John Dowd	54	Chief Executive Officer and Chairman
Vikas Anand	46	Chief Development Officer
Dan Foley	54	Chief Technology Officer
Govind Friedland	47	Chief Operating Officer
Sergei Pokrovsky	42	Chief Decarbonization Officer
Michael Sedoy, CFA	48	Chief Financial Officer
Vice Admiral Dennis McGinn	76	Director
Neha Palmer	47	Director
Nereida Flannery	51	Director
Greg Hill	61	Director
Livia Mahler	63	Director
Robert Hvide Macleod	43	Director

The experience of our directors and executive officers is as follows:

John Dowd, our Chief Executive Officer and Chairman of the board of directors since April 2021, has decades of experience generating attractive risk-adjusted returns as a manager of capital. He currently serves as treasurer to the board of directors at the Commonwealth School in Boston and is co-chair of InCommon, the school’s diversity, equity and inclusion initiative. Mr. Dowd previously spent more than three decades researching and investing in the global energy industry. From 2006 to 2019, he served as portfolio manager at Fidelity Research & Management Co., LLC, managing Fidelity’s energy- and natural resources-oriented sector funds. Mr. Dowd previously served as a Senior Research Analyst of Sanford C. Bernstein & Co., LLC from 2000 to 2006 and from 1995 to 1997, where he covered the oil service and equipment, and refining and integrated oil segments. Mr. Dowd also previously served as a partner of Lawhill Capital Partners, an energy-focused investment management firm, from 1997 to 2000. He holds a Bachelor’s degree in Mechanical Engineering from Carnegie Mellon University. We believe that Mr. Dowd is well qualified to serve on our board due to his extensive experience in financing and investment and deep understanding of the energy sector.

Vikas Anand, our Chief Development Officer since April 2021, is an executive with extensive experience in renewable energy. He has 22 years of financial expertise and a record of transformational leadership across diverse businesses at General Electric Co. (NYSE:GE). From January 2018 to January 2021, Mr. Anand served as the Chief Executive Officer of GE Renewable Energy — Onshore Wind Americas where he helped the business expand its customer base, and improved its delivery performance, earnings and return on invested capital. Prior to that, he served as the Chief Financial Officer of GE Renewable Energy — Onshore Wind from April 2016 to December 2017. During that period, he provided financial leadership to the business and strengthened its operations. From July 2014 to April 2016, Mr. Anand served as Chief Financial Officer of GE Energy Financial Services, an energy investment business with approximately $16 billion in assets during Mr. Anand’s tenure, focused on providing equity and debt financing to solar, wind and natural gas-fueled power generation and midstream sectors. Prior to that, he held various managerial positions at a number of business units of General Electric Co. Mr. Anand holds a Bachelor’s degree in Commerce from Bangalore University, an MBA from Columbia Business School and a chartered accountancy certification in India. Mr. Anand was the executive sponsor of GE Renewable Energy Junior Officer Leadership, a hiring and development program focused on U.S. military veterans, and was a founding member of AWEA’s Diversity & Inclusion Industry Task Force.

Dan Foley, our Chief Technology Officer since April 2021, has over 30 years of energy sector experience in developing, building, owning and operating traditional and renewable energy projects throughout North America. From August 2017 to April 2020, he served as the founder and Chief Executive Officer of GlidePath Power Solutions LLP, a leading independent developer and owner of advanced energy systems, with a portfolio of 445 megawatts of battery storage and renewable energy projects and 3 gigawatts of battery storage projects in development. Prior to founding GlidePath Power, he was the Chief Executive Officer of Acciona Energy North America Corp., one of the world’s leading renewable energy companies, from August 2013 to August 2017. He also worked in power marketing at Invenergy LLC, in risk management consultation with utilities and at Deloitte LLP, and served as a transmission and generation operator and engineer for Commonwealth Edison Co. He holds a Bachelor’s of Science degree in electrical engineering computer concentration from University of Notre Dame, a Master of Engineering degree from State University of New York, Buffalo and an MBA from University of Chicago.

Govind Friedland, our Chief Operating Officer since April 2021, has more than 20 years of experience working internationally to finance, explore and develop strategic mineral deposits critical for combating global air pollution. His career experience has focused primarily on nickel, copper and uranium. Mr. Friedland has served as the Executive Chairman of GoviEx Uranium Inc., an advanced stage African-focused uranium mine developer and explorer, since October 2012 and previously served as its Chief Executive Officer from June 2006 to October 2012. He serves on the board of directors at Cordoba Minerals Corp., which is developing the San Matias copper/gold complex north of Medellin, Colombia and Sama Resources Inc., which is exploring the Samapleau nickel/copper project in Ivory Coast, West Africa. He holds a Bachelor’s degree in Geology and Geological Engineering from Colorado School of Mines.

Sergei Pokrovsky, our Chief Decarbonization Officer since April 2021, has 20 years of experience in energy and mergers and acquisitions (M&A). He spent majority of his career on the upstream energy side. Mr. Pokrovsky founded and has served as Managing Director of Werrus Energy, an energy-focused private equity fund based in Houston since 2017. From 2015 to 2017, he served as Manager, Unconventional Resources, at Lukoil International Upstream West, Inc. Prior to that, Mr. Pokrovsky served as Senior Operations Manager at Kimmeridge Energy from 2012 to 2015, where he led operational activities of private equity portfolio focusing on investing in oil and gas assets. He also held various management roles at Baker Hughes Company from 2005 to 2012. Mr. Porkovsky brings hands-on experience of operations execution, proprietary deal flow, private companies’ valuation, and bridges the gap between traditional and sustainable clean energy projects. Mr. Pokrovsky understands the challenges traditional energy companies are facing transitioning to carbon neutral future and can identify the best technological solutions to address it. Mr. Pokrovsky holds a Bachelor’s degree in engineering geology from Moscow State University, and a Master degree in geophysics from the University of Alaska, Fairbanks.

Michael Sedoy, CFA, our Chief Financial Officer since April 2021, has 20 years of experience in energy, utilities, infrastructure and alternative energy investment. Mr. Sedoy has served as portfolio manager at a number of hedge funds and private equity firms. He has served as a portfolio manager at Cinctive Capital since April 2019. He was a portfolio manager at Imua Capital from January 2018 to March 2019, Scoria Capital from February 2016 to December 2017, Kimmeridge Capital from January 2013 to February 2015, Diamondback Capital from January 2007 to December 2012. Prior to joining the hedge fund industry, Mr. Sedoy was co-portfolio manager of two capital and income funds at Salomon Brothers Asset Management, and served as sector head of its energy and utilities investments. Mr. Sedoy was a senior analyst at AllianceBernstein Holding LP, where he worked on senior investment-grade, high-yield debt and distressed utilities and pipelines. Mr. Sedoy holds a Bachelor’s degree in Finance from Kharkov University of Trade, Ukraine, and holds an MBA from the University of Bridgeport.

Vice Admiral Dennis McGinn, our director since October 2021, was appointed and served as Assistant Secretary of the Navy for Energy, Installations and Environment from September 2013 until January 2017. Previously, Mr. McGinn served on active duty in the United States Navy for 35 years as a naval aviator, test pilot, aircraft carrier commanding officer, and national security strategist. His capstone assignments as Vice Admiral included serving as Deputy Chief of Naval Operations and as Commander of the United States Third Fleet. Mr. McGinn is former President of the American Council on Renewable Energy (ACORE) and a past member of the Steering Committee of the Energy Future Coalition, United States Energy Security Council, Bipartisan Policy Center Energy Board, and CNA Military Advisory Board. He currently serves as a director of the Electric Power Research Institute, the Rocky Mountain Institute, Customer First Renewables, Willdan Group Inc. (NASDAQ: WLDN), and HALO Maritime Defense Systems. He is a senior advisor to the Scripps Institute of Oceanography and the Center for Climate and Security. Admiral McGinn holds a Bachelor of Science degree in Naval Engineering from the U.S. Naval Academy and was a Chief of Naval Operations Strategic Studies Fellow at the U.S. Naval War College. We believe that Vice Admiral McGinn is qualified to serve on our board due to his experience serving on boards of directors of other companies and leadership skills.

Neha Palmer, our director since October 2021, is currently the Chief Executive Officer of TeraWatt Infrastructure, a company that develops and finances electric vehicle charging infrastructure in the United States. From January 2012 to March 2021, Ms. Palmer served as head of energy strategy, global infrastructure at Google LLC (formerly Google Inc.)(Google) where she led the team responsible for procurement of energy and electric infrastructure, risk management, energy trading operations, and sourcing as much renewable energy as possible to power Google’s global operations. As a result of initiatives that Ms. Palmer led, Google became the world’s largest corporate purchaser of renewable energy and the first company of its size to achieve 100% renewable energy for operations, which it has done since 2017. Prior to joining Google, Ms. Palmer held several positions at PG&E Corp. (NYSE: PCG) from June 2010 to December 2011, the last being director of corporate development. She previously served as an investment banker for Goldman Sachs Inc. (NYSE: GS), serving clients in the electricity sector. Ms. Palmer holds an MBA from the Kellogg School of Management at Northwestern University, and a Bachelor’s degree in Civil Engineering from California Polytechnic State University, San Luis Obispo. We believe that Ms. Palmer is well qualified to serve on our board due to her extensive experience with the energy and finance industries.

Nereida Flannery, our director since October 2021, has 20 years of M&A, consulting, investment banking and operational experience in China, working with prominent multinational clients as well as leading Chinese firms across a broad range of industries. Ms. Flannery is currently an independent consultant based in Hong Kong. She was the co-founder of The Balloch Group (TBG), a leading investment advisory firm in China and served as Chief Operating Officer of TBG from 2001 to 2007. At TBG, she headed business development activities and was engaged with the firm’s M&A mandates in the natural resources sector. She led the team that advised Hong Kong-listed Zijin Mining Group Co. Ltd. on several of its major overseas acquisitions and originated or managed several other transactions, including Sinopec Group’s 2005 purchase of a 40% interest in a Canadian oil sands project. Ms. Flannery has advised Chinese sector leaders such as Sinochem Corp., China Minmetals Corp., and other mining and oil and gas firms in China, helping them identify overseas acquisition targets and sourcing foreign strategic partners for their projects overseas. Prior to founding TBG, she was the Shanghai general manager and vice president for international business development at Alibaba.com, Asia’s largest e-commerce marketplace from 2000 to 2001. Ms. Flannery served as Country Manager of the Canada China Business Council in China from 1997 to 2000, where she worked closely with Canadian-member companies to design, execute and monitor their China entry strategies. Ms. Flannery received a Bachelor of Art degree in Political Science from Queen’s University in Canada. She also serves as a director of Galaxy Digital Holdings Ltd. (TSX: GLXY). We believe that Ms. Flannery is well qualified to serve on our board due to her extensive experience in international business transactions and the energy industry.

Greg Hill, our director since October 2021, is president and chief operating officer of Hess Corp. (NYSE:HES), a global independent energy company engaged in the exploration and production of crude oil and natural gas. Prior to joining Hess Corp. in 2009, Mr. Hill spent 25 years at Royal Dutch Shell in a variety of operations, engineering, technical and business leadership roles in Asia-Pacific, Europe and the United States. He served as executive vice president — exploration and production (E&P) of Singapore-based Shell Asia Pacific; vice president of production for Shell E&P Europe; and senior vice president of Aera Energy, LLC, a California-based natural gas and oil producer jointly owned by Shell and ExxonMobil Corp. He is a member of the board of directors of Harbour Direct Holdings, Ltd, and Hess Midstream Partners LP (NYSE: HESM); a general member of the Council on Competitiveness and a national commissioner on the Council’s National Commission on Innovation & Competitiveness Frontiers; and Chairman of the Upstream Committee of the American Petroleum Institute. Mr. Hill is also a board member of the National Ocean Industries Association, the American Exploration and Production Council, the Greater Houston Partnership, the Houston Energy Transition Initiative, the WYldlife Fund, Accenture Global Energy Board, and CEOs Against Cancer (Gulf Coast Chapter). He chaired the Wyoming Governor’s ENDOW initiative to develop a 20-year economic diversification plan for the state of Wyoming; co-chaired the Wyoming Governor’s Energy, Engineering, STEM Integration Task Force; and chaired the University of Wyoming Foundation Board until 2020. He is a founding member of the Blue Ribbon Panel on Sustaining America’s Diverse Fish and Wildlife Resources created in 2014 by the Association of Fish and Wildlife Agencies. He holds a Bachelor of Science degree in Mechanical Engineering from University of Wyoming. We believe that Mr. Hill is well qualified to serve on our board due to his extensive experience in the energy industry and prior experience serving on boards of public companies.

Livia Mahler, our director since October 2021, is a co-founder of Vancouver-based Computational Geosciences Inc., which provides technological solutions to the natural resource industry. She has served as President and Chief Executive Officer of Computational Geosciences Inc. since 2010. From 1999 to 2010, she was the Managing Partner of Greenstone Venture Partners L.P., a closed end venture capital fund for early stage technology companies. Ms. Mahler has served on the boards of directors of a number of public and private companies. She is currently a director and a member of the Technical, Audit and Compensation committees at Endeavour Mining Corp., a West African gold producer focused on developing and operating a portfolio of high quality low-cost, long-life mines. She also previously served on the boards of directors of Ivanhoe Mines Ltd. (audit and compensation committees), Diversified Royalty Corp. (audit and compensation committees) and Turquoise Hill Resources Ltd. (audit and compensation committees). Ms. Mahler holds a Bachelor of Science degree in Life Sciences from Hebrew University of Jerusalem, Israel and an MBA from University of British Columbia. We believe that Ms. Mahler is well qualified to serve on our board due to her prior experience serving on boards of directors of other companies as well as her deep understanding of corporate governance.

Robert Hvide Macleod, our director since October 2021, is the owner and has served as the Chairman of Hans Hvide & Co. since January 2011. From November 2014 to October 2020, he served as the Chief Executive Officer of the management division of Frontline Ltd., the world’s largest tanker company, where he led the company through a period of significant fleet growth. Prior to Frontline, Mr. Macleod was employed by maritime and energy conglomerate A.P. Moller Maersk Group from 2002 to 2004 and by Glencore-ST Shipping from May 2004 to August 2011. He is the founder of Highlander Tankers AS and currently holds board positions and equity interests across a wide range of companies. He is the Chairman of the board of directors of Highlander Tankers AS — Norway and also serves as a director of Rankedin AS — Norway. Mr. Macleod holds a maritime business degree from University of Plymouth in the U.K.

Our Executive Advisors

Robert Friedland, our executive advisor, is founder and chairman of Ivanhoe Capital Corp., an international venture capital firm. He has also served as the Chairman and Chief Executive Officer of Ivanhoe Capital Acquisition Corp., a special purpose acquisition corporation, since July 2020. Over 30 years, Ivanhoe Capital has invested in a diverse portfolio of businesses, but focused primarily in the mining and disruptive technology sectors. These investments have been in ventures that led to the discovery and development of some of the world’s most significant mineral deposits, development and applications of advanced technologies across various industries, and the advancement and commercialization of, among others, grid scale vanadium battery technology. Mr. Friedland’s mining interests are targeted toward companies exploring for and seeking to develop the metals needed for the paradigm electrification shift: copper, nickel, cobalt, and the platinum group metals — platinum, palladium and rhodium, which are also known as the electrification metals.

Peggy Wang, our executive advisor, is an attorney specializing in cross-border corporate M&A and private equity, having spent more than 20 years working in New York, Hong Kong and London. Ms. Wang is currently a partner in the Norton Rose Fulbright corporate team based in Hong Kong, focusing on private equity and M&A. She was a private equity partner at White & Case in London, and previously served as the firm’s Asia head of private equity based in Hong Kong. Before joining White & Case, Ms. Wang was a partner at Linklaters in Hong Kong. She also served as M&A Legal senior counsel at Citigroup Inc. (NYSE: C) and was an associate at Kaye Scholer in New York City. She has obtained law degrees from the Duke University School of Law and a bachelor’s degree from the University of Michigan.

Andrew Poole, our executive advisor, has over 17 years of diversified investment experience. He is currently Chairman and Chief Executive Officer of Delwinds Insurance Acquisition Corp. (NYSE: DWIN.U), a Houston-based blank check company. Mr. Poole previously served as the Chief Investment Officer of Tiberius Acquisition Corporation, a blank check company which went public in March 2018 with $174.225 million held in trust and which consummated its initial business combination with International General Insurance Holdings Ltd. (Nasdaq: IGIC), or “IGI”, an international specialty insurance and reinsurance group registered in Bermuda, in March 2020 under challenging market conditions. Upon the closing of Tiberius’ business combination, Mr. Poole joined the board of IGI. Concurrently, since 2015, he has been and remains an investment consultant at The Gray Insurance Company. Mr. Poole’s most recent role prior to joining Tiberius and The Gray Insurance Company was as Partner and Portfolio Manager at Scoria Capital Partners, LP, a long-short equity hedge fund, where he managed a portion of the firm’s capital including insurance sector investments from 2013 to 2015. Prior to Scoria, Mr. Poole held various positions at Diamondback Capital Management from 2005 to 2012 (including Portfolio Manager from 2011 onwards) and SAC Capital from 2004 to 2005, both of which are multi-strategy multi-manager cross capital structure long-short hedge funds. Earlier, Mr. Poole started his career at Swiss Re (SIX: SREN), working in facultative property placements in 2003. He also served on the board of Family Security, a personal lines insurance company, from 2013 to 2015 prior to the sale of the company to United Insurance Holdings Corporation (Nasdaq: UIHC).

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of seven members. Holders of our founder shares will have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office until our next annual general meeting of shareholders. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee each comprised of independent directors. Subject to phase-in rules and a limited exception, the NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the compositions and responsibilities described below. The charter of each committee is available on our website at https://www.gogreeninvestments.com/about/#govern.

Audit Committee

We have established an audit committee of the board of directors. Robert Hvide Macleod, Neha Palmer and Nereida Flannery serve as members of our audit committee, and Mr. Macleod chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Macleod, Ms. Palmer and Ms. Flannery meets the independent director standard under the NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Macleod as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Livia Mahler, Neha Palmer and Greg Hill serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Ms. Mahler, Ms. Palmer and Mr. Hill are independent and Ms. Mahler chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor or an affiliate thereof of $10,000 per month, until January 25, 2023 (or until July 25, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our officers, directors, executive advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Greg Hill, Livia Mahler and Dennis McGinn. Mr. Hill, Ms. Mahler and Vice Admiral McGinn are independent and Mr. Hill serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the Board of Directors candidates for nomination for election at the annual meeting of the shareholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Prior to our initial business combination, our board will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors and officers. We have filed a copy of our form of Code of Ethics as an exhibit to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines are posted on our website at https://www.gogreeninvestments.com/about/#govern.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation from us for services rendered to us. We pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or entities with which they are affiliated, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or any entity with which they are affiliated.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,835,000 ordinary shares, consisting of (i) 28,935,000 Class A ordinary shares and (ii) 6,900,000 Class B ordinary shares, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
GoGreen Sponsor 1 LP (2)	1,335,000	4.61%	6,900,000	100%	22.98%
John Dowd (2)(3)	1,335,000	4.61%	6,900,000	100%	22.98%
Vikas Anand (3)	—	—	—	—	—
Dan Foley (3)	—	—	—	—	—
Govind Friedland (3)	—	—	—	—	—
Sergei Pokrovsky (3)	—	—	—	—	—
Michael Sedoy (3)	—	—	—	—	—
Vice Admiral Dennis McGinn (3)	—	—	—	—	—
Neha Palmer (3)	—	—	—	—	—
Nereida Flannery (3)	—	—	—	—	—
Greg Hill (3)	—	—	—	—	—
Livia Mahler (3)	—	—	—	—	—
Robert Hvide Macleod (3)	—	—	—	—	—
All executive officers and directors as a group (12 individuals)	1,335,000	4.61%	6,900,000	100%	22.98%

Other 5% Shareholders
Adage Capital Partners, L.P. (4)	1,960,000	6.77%	—	—	5.47%
Saba Capital Management, L.P. (5)	2,006,077	6.93%	—	—	5.60%
Millennium Management LLC (6)	1,478,000	5.10%	—	—	4.12%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1021 Main St., Suite #1960, Houston, TX 77002.

(2)	Shares are held by GoGreen Sponsor 1 LP, a Delaware limited partnership. GoGreen Holdings 1 LLC is the general partner of GoGreen Sponsor I LP of which John Dowd is the managing member. By virtue of such relationship, Mr. Dowd has voting and investment discretion with respect to the securities held of record by GoGreen Sponsor 1 LP. Mr. Dowd disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Each of our officers, directors, director nominees and executive advisors is a limited partner of GoGreen Sponsor I LP. Each such individual disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he or she may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed on November 4, 2021, Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross acquired 1,960,000 Class A ordinary shares. The business address for the reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	According to a Schedule 13G/A filed on February 14, 2021, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC (the “reporting persons”) beneficially own 2,006,077 Class A ordinary shares. The business address for the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	According to a Schedule 13G filed on March 2, 2022, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander may be deemed to beneficially own 1,478,000 Class A ordinary shares which are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The business address for the reporting persons is 399 Park Avenue, New York, New York 10022

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In April 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In September 2021, our sponsor forfeited 1,437,500 founder shares, resulting in our sponsor holding 5,750,000 founder shares, up to 750,000 of which were subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriters. On October 20, 2021, the Company effectuated a share capitalisation of 1,150,000 founder shares, resulting in an aggregate of 6,900,000 founder shares outstanding and held by our sponsor, up to 900,000 of which were subject to forfeiture to the extent the over-allotment option was not exercised in full by the underwriters. The founder shares will automatically convert into Class A ordinary shares upon consummation of a business combination on a one-for-one basis, subject to certain adjustments. The sponsor agreed to forfeit up to 900,000 founder shares to the extent the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares were forfeited.

Our sponsor purchased an aggregate of 1,335,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $13,350,000 in a private placement that occurred simultaneously with the completion of our initial public offering. The placement units (including the units that may be issued upon conversion of extension loans and working capital loans and their respective component securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. There will be no redemption rights or liquidating distributions with respect to our founder shares or placement shares (including shares issued or exercisable as part of the units and their component securities issuable upon conversion of extension loans and working capital loans).

The placement units were sold in a private placement pursuant to Section 4(a)(2) or Regulation D of the Securities Act and will be exempt from registration requirements under the federal securities laws. As such, the holders of the placement warrants included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of such warrants is not available.

Other than repayment of any loans which our sponsor, members of our management team, executive advisors or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), payments to our sponsor or its affiliate of a total of $10,000 per month for office space, administrative and support services, and reimbursement for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination, there will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers, directors, executive advisors or any entities with which they are affiliated; our officers, directors and executive advisors will have an economic interest in securities held by our sponsor.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until January 25, 2023 (or until July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), our sponsor will be paid a total of $150,000 (or up to a total of $210,000 if we fully extend until July 25, 2023 months as described elsewhere in this Report) and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers, directors, executive advisors or any entities with which they are affiliated, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, executive advisors or any entities with which they are affiliated and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On March 17, 2021, the sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the our initial public offering pursuant to a promissory note (the “Promissory Note”). In September 2021, we issued to our sponsor an Amended and Restated Promissory Note, which increased the loan amount to $500,000 and extended the due date to March 31, 2022. All borrowings outstanding under the Promissory Note were repaid in connection with the closing of our initial public offering.

If we anticipate that we may not be able to consummate our initial business combination by January 25, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months, or until July 25, 2023, to complete a business combination), subject to the sponsor (or its affiliates or designees) depositing into the trust account, on or prior to the applicable deadline, additional funds of $2,760,000 ($0.10 per share), for each of the available three-month extensions, for a total payment of up to $5,520,000 ($0.20 per share). Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account, if any such funds are available. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed.

In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or permitted designees are not obligated to extend the time for us to complete our initial business combination.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placement. The terms of such loans by our officers and directors, if any, have not been determined except as otherwise described herein and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, placement shares, placement warrants and Class A ordinary shares and warrants underlying units issued upon conversion of either working capital or extension loans (if any).

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have 6 “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Our board has determined that each of Mr. Hill, Ms. Mahler, Mr. Macleod, Vice Admiral McGinn, Ms. Palmer and Ms. Flannery is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Citrin, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $0. The aggregate fees of Citrin related to audit services in connection with our initial public offering totaled approximately $68,795. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Citrin any audit-related fees.

Tax Fees. We did not pay Citrin for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Citrin for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

INDEX TO FINANCIAL STATEMENTS

GoGreen Investments Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of GoGreen Investments Corporation

Opinion on the Financial Statement

We have audited the accompanying balance sheet of GoGreen Investments Corporation (the “Company”) as of December 31, 2021, the related statement of operations, stockholders’ deficit and cash flows for the period from March 17, 2021 (inception) to December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 17, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United State of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CITRIN COOPERMAN & COMPANY

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2022

GOGREEN INVESTMENTS CORPORATION

BALANCE SHEET

December 31, 2021

ASSETS
Current assets:
Cash	$474,799
Prepaid expenses	532,932
Total current assets	1,007,731
Long-term assets:
Prepaid expenses	288,674
Investments held in Trust	281,524,163
Total Assets	$282,820,568
LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$78,562
Total current liabilities	78,562
Long-term liability:
Deferred underwriting commission	9,660,000
Total liabilities	9,738,562
Commitments and Contingencies (Note 6)
Class A shares subject to possible redemption $0.0001 par value; 27,600,000 shares at redemption value of $10.20 per share	281,524,163
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,335,000 issued and outstanding	134
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding	690
Additional paid-in-capital	—
Accumulated deficit	(8,442,981)
Total shareholders’ equity (deficit)	(8,442,157)
Total liabilities and shareholders’ equity (deficit)	$282,820,568

The accompanying notes are an integral part of these financial statements.

GOGREEN INVESTMENTS CORPORATION

STATEMENT OF OPERATIONS

For the period from March 17, 2021 (inception) through December 31, 2021
General and administrative expenses	$470,759
Formation costs	8,817
Loss from operations	(479,576)
Other income:
Interest income	4,163
Net loss	$(475,413)

Weighted average Redeemable Class A ordinary shares outstanding, basic and diluted	6,900,000

Basic and diluted net income (loss) per Redeemable Class A ordinary share	$4.14

Weighted average Nonredeemable Class A and Class B ordinary shares outstanding, basic and diluted	7,336,735

Basic and diluted net loss per Nonredeemable Class A and Class B ordinary share	$(0.03)

The accompanying notes are an integral part of these financial statements.

GOGREEN INVESTMENTS CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares				Additional		Shareholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, March 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B ordinary shares to sponsor	—	—	8,337,500	834	24,166	—	25,000
Forfeiture of Class B ordinary shares	—	—	(1,437,500)	(144)	144	—	—
Sale of Class A placement shares	1,335,000	134	—	—	13,349,866	—	13,350,000
Fair Value of public warrants	—	—	—	—	7,424,038	—	7,424,038
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(20,798,214)	(7,967,568)	(28,765,782)
Net loss	—	—	—	—	—	(475,413)	(475,413)
Balances, December 31, 2021	1,335,000	$134	6,900,000	$690	$—	$(8,442,981)	$(8,442,157)

The accompanying notes are an integral part of these financial statements.

GOGREEN INVESTMENTS CORPORATION

STATEMENT OF CASH FLOWS

For the period from March 17, 2021 (inception) through December 31, 2021

Cash flows from operating activities:
Net loss	$(475,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in trust	(4,163)
Changes in operating assets and liabilities:
Prepaid expenses	(821,606)
Accounts payable and accrued expenses	78,562
Net cash used in operating activities	(1,222,620)
Cash flows from investing activities:
Investment of cash in trust account	(281,520,000)
Net cash used in investing activities	(281,520,000)
Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to sponsor	25,000
Proceeds from sale of Units in Initial Public Offering	276,000,000
Proceeds from sale of Private Placement Units	13,350,000
Proceeds from sponsor	375,000
Repayment of sponsor note	(375,000)
Payment of offering costs	(6,157,581)
Net cash provided by financing activities	283,217,419
Net change in cash	474,799
Cash at beginning of period	—
Cash at end of period	$474,799

Deferred underwriting costs	$9,660,000
Accretion of Class A ordinary shares carrying value to redemption value	$28,765,782

The accompanying notes are an integral part of these financial statements.

GOGREEN INVESTMENTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

All activity through October 25, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the evaluation of business combination candidates, and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,335,000 units (each, a “Placement Unit” and collectively, the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to GoGreen 1 LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $13,350,000, which is described in Note 4.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, an amount equal to $281,520,000 ($10.20 per Unit sold in the Initial Public Offering), including certain of the proceeds of the Placement Units, was held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $15,817,581, consisting of $15,180,000 of underwriting fees, of which $5,520,000 was paid at close and $9,660,000 is deferred and held in the Trust Account, and $637,581 of other offering costs.

GOGREEN INVESTMENTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 1 — Description of Organization and Business Operations (cont.)

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at their redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

If the Company is unable to complete a Business Combination within 15 months (or within up to 21 months if the Company extends the period of time to consummate its Business Combination in accordance with the terms described in its Report) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

GOGREEN INVESTMENTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 1 — Description of Organization and Business Operations (cont.)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares (any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of either Working Capital Loans or extension loans made to the Company) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $(10.00).

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $474,799 in its operating bank account, $281,524,163 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $929,169.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (Note 5) and a promissory note, as amended, from the Sponsor (see Note 5). Subsequent to the IPO, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Placement Units. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of this filing.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

GOGREEN INVESTMENTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account is comprised solely of investments in money market funds that invest in U.S. government treasury obligations and generally have a readily determinable fair value. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included as interest income from investments held in the Trust Account in the Statement of Operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs of $15,371,022 and $446,539 were charged against the carrying value of the Class A ordinary shares and public warrants, respectively, based on the relative value of the ordinary shares and public warrants upon the completion of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

GOGREEN INVESTMENTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 2 — Summary of Significant Accounting Policies (cont.)

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

●	Level 1—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

●	Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Derivative Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the warrants issued in the Units and Placement Units qualify for equity accounting treatment.

Redeemable Shares

All of the 27,600,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. As of December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $28,765,782, of which $20,798,214 was recorded against additional paid-in capital and $7,967,568 was recorded in accumulated deficit.

GOGREEN INVESTMENTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 2 — Summary of Significant Accounting Policies (cont.)

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:	-
Proceeds allocated to Public Warrants	(7,866,000)
Offering costs attributable to Class A ordinary shares	(15,375,619)
Plus:
Accretion of carrying value to redemption value	28,765,782
Class A ordinary shares subject to possible redemption	$281,524,163

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

The Company’s Class B ordinary shares deemed transferred to its incoming directors and advisors by way of granting of an interest in the Sponsor (see Note 5) were deemed to be within the scope of ASC 718, Stock Compensation. The fair value of equity awards was estimated using a Monte Carlo Model Simulation. The key assumptions in the option pricing model utilized was assumption related to expected separation date of the Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the Initial Public Offering closing date was derived based upon similar SPAC warrants. The fair value of the Class B ordinary Share was $1,576,000 or $7.88 per share. The shares deemed transferred are subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments for valuation purposes. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from March 17, 2021 (inception) through December 31, 2021. The unrecognized compensation expense related to the Class B ordinary shares at December 31, 2021, was $1,576,000 and will be recorded when a performance condition occurs.

Net Income (Loss) Per Ordinary Share

The Company’s statement of operations includes a presentation of income (loss) per share for Class A redeemable ordinary shares and income (loss) per share for Class A and Class B non-redeemable shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, as adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of the redeemable ordinary shares. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable and non-redeemable ordinary shares by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants is contingent upon the occurrence of future events. For the period from March 17, 2021 (inception) through December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the period from March 17, 2021 (inception) through December 31, 2021.

A reconciliation of net income (loss) per ordinary share as adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption is as follows:

GOGREEN INVESTMENTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Ordinary Share (cont.)

Period from March 17, 2021 (inception) through
December 31, 2020
Redeemable Class A Ordinary Share:
Net income (loss) allocable to ordinary shareholders	$(475,413)
Less: Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	(244,999)
Plus: Deemed dividend to Class A shareholders	28,765,782
Net income (loss) allocable to Redeemable Class A ordinary shares	$28,535,368

Basic and diluted weighted average number of Redeemable Class A ordinary shares	6,900,000

Basic and diluted income (loss) available to Redeemable Class A ordinary shares	$4.14

Nonredeemable Class A and Class B Ordinary Shares
Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	(244,999)
Basic and diluted weighted average number of Nonredeemable Class A and Class B ordinary shares	7,336,735

Basic and diluted income (loss) available to Nonredeemable Class A and Class B ordinary shares	$(0.03)

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

Note 4 — Private Placement

The Sponsor purchased an aggregate of 1,335,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $13,350,000, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Placement Unit consists of one Class A ordinary share (“Placement Share”) and one-half of one redeemable warrant (each, a “Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one Class A ordinary share of at a price of $11.50 per share. A portion of the proceeds from the Placement Units was added to the proceeds from the Initial Public Offering being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.

Note 5 — Related-Party Transactions

Founder Shares

On April 7, 2021, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, up to 937,500 of which were subject to forfeiture, for an aggregate price of $25,000. On September 21, 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in the Sponsor holding 5,750,000 Founder Shares, up to 750,000 of which were subject to forfeiture. On October 20, 2021, the Company effectuated a share capitalization of 1,150,000 Founder Shares, resulting in an aggregate of 6,900,000 Founder Shares outstanding and held by our Sponsor, up to 900,000 of which were subject to forfeiture. The Sponsor subsequently granted an interest in the Sponsor, representing an aggregate of 200,000 Founder Shares to the members of the Company’s board of directors and advisors for the same per-share consideration that it originally paid for such shares, resulting in the Sponsor holding 6,700,000 Founder Shares after giving effect to the grant of interest. Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

GOGREEN INVESTMENTS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Note 5 — Related-Party Transactions (cont.)

Founder Shares (cont.)

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

Related-Party Loans

On March 17, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). In September 2021, the Company issued to the Sponsor an Amended and Restated Promissory Note, which increased the loan amount to $500,000 and extended the due date to March 31, 2022. On October 25, 2021, the Company repaid $375,000 of borrowings outstanding under the Promissory Note.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 28,935,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$281,524,163	$281,524,163	$-	$-

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 20, 2021, by and among the Company and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1.1	Promissory Note, dated as of March 17, 2021 issued to GoGreen Sponsor 1 LP (1)
10.1.2	Amended and Restated Promissory Note, dated as of September 21, 2021 issued to GoGreen Sponsor 1 LP (4)
10.2	Letter Agreement, dated October 20, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.3	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated October 20, 2021, by and between the Company, the Sponsor and certain other securityholders of the Company. (3)
10.5	Securities Subscription Agreement, dated March 17, 2021, between the Registrant and GoGreen Sponsor 1 LP. (1)
10.6	Unit Subscription Agreement, dated October 20, 2021, by and between the Company and the Sponsor. (3)
10.7	Administrative Support Agreement, dated October 20, 2021, by and between the Company and the Sponsor. (3)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
99.3	Nomination Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on June 4, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 1, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2021.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on September 27, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	GoGreen Investments Corporation

	By:	/s/ John Dowd
	Name:	John Dowd
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John Dowd	Chief Executive Officer and Chairman of the Board	March 31, 2022
John Dowd	(Principal Executive Officer)

/s/ Michael Sedoy	Chief Financial Officer	March 31, 2022
Michael Sedoy	(Principal Financial and Accounting Officer)

/s/ Vikas Anand	Chief Development Officer	March 31, 2022
Vikas Anand

/s/ Dan Foley	Chief Technology Officer	March 31, 2022
Dan Foley

/s/ Govind Friedland	Chief Operating Officer	March 31, 2022
Govind Friedland

/s/ Sergei Pokrovsky	Chief Decarbonization Officer	March 31, 2022
Sergei Pokrovsky

/s/ Vice Admiral Dennis McGinn	Director	March 31, 2022
Vice Admiral Dennis McGinn

/s/ Neha Palmer	Director	March 31, 2022
Neha Palmer

/s/ Nereida Flannery	Director	March 31, 2022
Nereida Flannery

/s/ Greg Hill	Director	March 31, 2022
Greg Hill

/s/ Livia Mahler	Director	March 31, 2022
Livia Mahler

/s/ Robert Hvide Macleod	Director	March 31, 2022
Robert Hvide Macleod