Form 10-Q
period 2022-03-31
GoGreen Investments Corp
filed 2022-05-12
CIK 1852940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 28,935,000 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) and 6,900,000 Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), of the registrant issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

GoGreen Investments Corporation

i

GOGREEN INVESTMENTS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$276,034	$474,799
Prepaid expenses	532,932	532,932
Total current assets	808,966	1,007,731
Long-term assets:
Prepaid expenses, net of current portion	155,441	288,674
Investments held in Trust	281,547,138	281,524,163
Total Assets	$282,511,545	282,820,568
LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$144,521	78,562
Total current liabilities	144,521	78,562
Long-term liability:
Deferred underwriting commission	9,660,000	9,660,000
Total liabilities	9,804,521	9,738,562
Commitments and Contingencies (Note 6)
Class A shares subject to possible redemption $0.0001 par value; 27,600,000 shares at redemption value of $10.20 per share	281,524,163	281,524,163
Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,335,000 issued and outstanding	134	134
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding	690	690
Additional paid-in-capital	—	—
Accumulated deficit	(8,817,963)	(8,442,981)
Total shareholders’ deficit	(8,817,139)	(8,442,157)
Total liabilities and shareholders’ deficit	$282,511,545	$282,820,568

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

Three Months ended March 31, 2022
General and administrative expenses	$397,957
Loss from operations	(397,957)
Other income:
Unrealized gains on investments held in Trust Account	22,975
Net loss	$(374,982)

Weighted average Redeemable Class A ordinary shares outstanding, basic and diluted	27,600,000

Basic and diluted net income (loss) per Redeemable Class A ordinary share	$(0.01)

Weighted average Nonredeemable Class A and Class B ordinary shares outstanding, basic and diluted	8,235,000

Basic and diluted net loss per Nonredeemable Class A and Class B ordinary share	$(0.01)

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,335,000	$134	6,900,000	$690	$—	$(8,442,981)	$(8,442,157)
Net loss	—	—	—	—	—	(374,982)	(374,982)
Balances, March 31, 2022	1,335,000	$134	6,900,000	$690	$—	$(8,817,963)	$(8,817,139)

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three Months ended March 31, 2022
Cash flows from operating activities:
Net loss	$(374,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gains on investments held in Trust Account	(22,975)
Changes in operating assets and liabilities:
Prepaid expenses	133,233
Accounts payable and accrued expenses	65,959
Net cash used in operating activities	(198,765)
Cash flows from investing activities:
Net cash used in investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—
Net change in cash	(198,765)
Cash at beginning of period	474,799
Cash at end of period	$276,034

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At October 25, 2021, transaction costs amounted to $15,817,581, consisting of $15,180,000 of underwriting fees, of which $5,520,000 was paid at the closing and $9,660,000 is deferred and held in the Trust Account, and $637,581 of other offering costs.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination by January 25, 2023 (or by July 25, 2023 if the Company extends the period of time to consummate its Business Combination in accordance with the terms of the Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares (any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of either Working Capital Loans or extension loans made to the Company) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00.

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

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had $276,034 and $474,799, respectively, in its operating bank account, $281,547,138 and $281,524,163, respectively, in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $664,445 and $929,169, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5) and a promissory note, as amended, from the Sponsor (see Note 5). Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Placement Units. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The unaudited condensed financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from March 17, 2021 (inception) to December 31, 2021 included in the Company’s 2021 Form 10-K. The accompanying condensed balance sheet at December 31, 2021 has been derived from the audited Balance Sheet at December 31, 2021 contained in the Company’s 2021 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year. The Company had no activity in the period from March 17, 2021 (inception) through March 31, 2021,  and accordingly no comparative information is included in the unaudited condensed Statement of Operations, Statement of Changes in Shareholders’ Deficit, and Statement of Cash Flows.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account is comprised solely of investments in money market funds that invest in U.S. government treasury obligations and generally have a readily determinable fair value. Such securities and investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included as interest income from investments held in the Trust Account in the unaudited condensed Statement of Operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs of $15,371,022 and $446,539 were charged against the carrying value of the Class A ordinary shares and public warrants, respectively, at October 25, 2021, based on the relative value of the Class A ordinary shares and public warrants upon the completion of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Warrants

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Redeemable Shares (cont.)

At March 31, 2022, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

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

The Company’s Class B ordinary shares deemed transferred to its incoming directors and advisors by way of granting of an interest in the Sponsor (see Note 5) were deemed to be within the scope of ASC 718, Stock Compensation. The fair value of equity awards was estimated using a Monte Carlo Model Simulation. The key assumptions in the option pricing model utilized was assumption related to expected separation date of the Units, anticipated Business Combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the Initial Public Offering closing date was derived based upon similar SPAC warrants. The fair value of the Class B ordinary Share was $1,576,000 or $7.88 per share. The shares deemed transferred are subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments for valuation purposes. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2022 or for the period from March 17, 2021 (inception) through December 31, 2021. The unrecognized compensation expense related to the Class B ordinary shares at March 31, 2022 and December 31, 2021, was $1,576,000 and will be recorded when a performance condition occurs.

Net Income (Loss) Per Ordinary Share

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for Class A redeemable ordinary shares and income (loss) per share for Class A and Class B non-redeemable shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, as adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of the redeemable ordinary shares. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable and non-redeemable ordinary shares by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants is contingent upon the occurrence of future events. For the three months ended March 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the three months ended March 31, 2022.

A reconciliation of net income (loss) per ordinary share as adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption is as follows:

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Ordinary Share (cont.)

Three months ended
March 31, 2022
Redeemable Class A Ordinary Share:
Net income (loss) allocable to ordinary shareholders	$(374,982)
Less: Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	(86,172)
Net income (loss) allocable to Redeemable Class A ordinary shares	$(288,810)

Basic and diluted weighted average number of Redeemable Class A ordinary shares	27,600,000

Basic and diluted income (loss) available to Redeemable Class A ordinary shares	$(0.01)

Nonredeemable Class A and Class B Ordinary Shares
Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	(86,172)
Basic and diluted weighted average number of Nonredeemable Class A and Class B ordinary shares	8,235,000

Basic and diluted income (loss) available to Nonredeemable Class A and Class B ordinary shares	$(0.01)

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

Note 4 — Private Placement

The Sponsor purchased an aggregate of 1,335,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $13,350,000, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Placement Unit consists of one Class A ordinary share (“Placement Share”) and one-half of one redeemable warrant (each, a “Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Placement Units was added to the proceeds from the Initial Public Offering being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 28,935,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$281,547,138	$281,547,138	$-	$-

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$281,524,163	$281,524,163	$-	$-

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to GoGreen Investments Corporation. The following discussion and analysis of our unaudited condensed financial information and results of operations should be read in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The issuance of additional ordinary shares in a Business Combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2022 we had $276,034 in cash held outside of our Trust Account. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

All activity through October 25, 2021, relates to our formation and the Initial Public Offering. Since the Initial Public Offering, our activities have been limited to the evaluation of Business Combination candidates. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations

For the three months ended March 31, 2022, we had a net loss of $374,982, which consists of operating costs of $397,957 partially offset by $22,975 of unrealized gains on investments held in Trust Account.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of founder shares of $25,000 by the Sponsor, and a total of $375,000 from our Sponsor under an unsecured promissory note. As of March 31, 2022, the amounts borrowed under the promissory note have been repaid in full.

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

As of March 31, 2022, we have available to us $276,034 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Prior to the completion of our initial Business Combination, we expect our primary liquidity requirements during that period to include approximately $575,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for NYSE and other regulatory fees; $150,000 for office space, administrative and support services until January 25, 2023 (which may be extended up to July 25, 2023); and approximately $100,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

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

At March 31, 2022, we did not have any capital lease obligations or operating lease obligations.

The underwriters in our Initial Public Offering were paid a cash underwriting fee of 2.0% of gross proceeds of the Initial Public Offering or $5,520,000. In addition, the underwriters entitled to aggregate deferred underwriting commissions of $9,660,000 consisting of 3.5% of the gross proceeds of the Initial Public Offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. For the three months ended March 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the three months ended March 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 17, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Initial Public Offering and the sale of the Placement Units held in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2022, $281,547,138 of the funds in our Trust Account were invested in money market funds with a maturity of 185 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth in our Annual Report on form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022, which could materially affect our business, financial position and results of operations. In addition, we may be subject to the following risk in connection with changes in laws and regulations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15(d)-14(a), under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOGREEN INVESTMENTS CORPORATION

Date: May 11, 2022	/s/ John Dowd
	Name:	John Dowd
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 11, 2022	/s/ Michael Sedoy
	Name:	Michael Sedoy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)