Form 10-Q
period 2022-06-30
GoGreen Investments Corp
filed 2022-08-12
CIK 1852940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 28,935,000 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) and 6,900,000 Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), of the registrant issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

GoGreen Investments Corporation

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	F-1
	Condensed Statements of Operations for the Three and Six months Ended June 30, 2022 and for the Period from March 17, 2021 (Inception) Through June 30, 2021	F-2
	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six months Ended June 30, 2022 and for the Period from March 17, 2021 (Inception) Through June 30, 2021	F-3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from March 17, 2021 (Inception) Through June 30, 2021	F-4
	Notes to Condensed Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	5
Item 4.	Controls and Procedures.	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	6
Item 1A.	Risk Factors.	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities.	8
Item 4.	Mine Safety Disclosures.	8
Item 5.	Other Information.	8
Item 6.	Exhibits.	8
Signatures		9

i

GOGREEN INVESTMENTS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$181,658	$474,799
Prepaid expenses	555,140	532,932
Total current assets	736,798	1,007,731
Long-term assets:
Prepaid expenses, net of current portion	—	288,674
Investments held in Trust Account	281,946,980	281,524,163
Total Assets	$282,683,778	282,820,568
LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$101,324	$78,562
Note payable to Sponsor	200,000	—
Total current liabilities	301,324	78,562
Long-term liability:
Deferred underwriting commission	9,660,000	9,660,000
Total liabilities	9,961,324	9,738,562
Commitments and Contingencies (Note 6)
Class A shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.20 per share	281,524,163	281,524,163
Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,335,000 issued and outstanding	134	134
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,900,000 shares issued and outstanding	690	690
Additional paid-in-capital	—	—
Accumulated deficit	(8,802,533)	(8,442,981)
Total shareholders’ deficit	(8,801,709)	(8,442,157)
Total liabilities, redeemable ordinary shares, and shareholders’ deficit	$282,683,778	$282,820,568

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months ended June 30, 2022	Six Months ended June 30, 2022	Period from March 17, 2021 (inception) through June 30, 2021
General and administrative expenses	$384,411	$782,368	$38,484
Loss from operations	(384,411)	(782,368)	(38,484)
Other income:
Interest income on investments held in Trust Account	399,841	422,816	-
Net income (loss)	$15,430	$(359,552)	$(38,484)

Weighted average Redeemable Class A ordinary shares outstanding, basic and diluted	27,600,000	27,600,000	-

Basic and diluted net income (loss) per Redeemable Class A ordinary share	$0.00	$(0.01)	$-

Weighted average Nonredeemable Class A and Class B ordinary shares outstanding, basic and diluted	8,235,000	8,235,000	7,187,500

Basic and diluted net loss per Nonredeemable Class A and Class B ordinary share	$0.00	$(0.01)	$(0.01)

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,335,000	$134	6,900,000	$690	$—	$(8,442,981)	$(8,442,157)
Net loss	—	—	—	—	—	(374,982)	(374,982)
Balances, March 31, 2022	1,335,000	$134	6,900,000	$690	$—	$(8,817,963)	$(8,817,139)
Net income	—	—	—	—	—	15,430	15,430
Balances, June 30, 2022	1,335,000	$134	6,900,000	$690	$—	$(8,802,533)	$(8,801,709)

FOR THE PERIOD FROM MARCH 17, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B Ordinary Shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(38,484)	(38,484)
Balances, June 30, 2021	—	$—	7,187,500	$719	$24,281	$(38,484)	$(13,484)

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months ended June 30, 2022	From March 17, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(359,552)	$(38,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(422,816)	—
Changes in operating assets and liabilities:
Prepaid expenses	266,465	—
Accounts payable and accrued expenses	22,762	—
Net cash used in operating activities	(493,141)	(38,484)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from Sale of Class B Ordinary Shares to Sponsor	—	25,000
Proceeds of Sponsor Loan	200,000	275,000
Payment of deferred offering costs	—	(230,172)
Net cash provided by financing activities	200,000	69,828
Net change in cash	(293,141)	31,343
Cash at beginning of period	474,799	—
Cash at end of period	$181,658	$31,343

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

GoGreen Investments Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 17, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,335,000 units (each, a “Placement Unit” and collectively, the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to GoGreen 1 LP, a Delaware limited partnership (the “Sponsor”), generating gross proceeds of $13,350,000, which is described in Note 4.

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (cont.)

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at their redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

If the Company is unable to complete a Business Combination by January 25, 2023 (or by July 25, 2023 if the Company extends the period of time to consummate its Business Combination in accordance with the terms of the Amended and Restated Memorandum and Articles of Association (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had $181,658 and $474,799, respectively, in its operating bank account, $281,946,980 and $281,524,163, respectively, in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith, and working capital of $435,474 and $929,169, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5) and a promissory note, as amended, from the Sponsor (see Note 5). Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Placement Units. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of June 30, 2022 and December 31, 2021, there were $200,000 and $0 outstanding under Working Capital Loans (as defined in Note 5).

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

The unaudited condensed financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from March 17, 2021 (inception) to December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying condensed balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of investments in money market funds that invest in U.S. government treasury obligations and generally have a readily determinable fair value. Such securities and investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. Interest earned is paid in kind through the issuance of additional U.S. government treasury obligations and recognized as interest income in the unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the warrants issued in the Units and Placement Units qualify for equity accounting treatment.

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Redeemable Shares (cont.)

At June 30, 2022, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:	-
Proceeds allocated to Public Warrants	(7,866,000)
Offering costs attributable to Class A ordinary shares	(15,375,619)
Plus:
Accretion of carrying value to redemption value	28,765,782
Class A ordinary shares subject to possible redemption	$281,524,163

Income Taxes

ASC 740, “Income Taxes,” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company is considered an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share Compensation Expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

The Company’s Class B ordinary shares deemed transferred to its incoming directors and advisors by way of granting of an interest in the Sponsor (see Note 5) were deemed to be within the scope of ASC 718. The fair value of equity awards was estimated using a Monte Carlo Model Simulation. The key assumptions in the option pricing model utilized were assumptions related to the expected separation date of the Units, anticipated Business Combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the Initial Public Offering closing date was derived based upon similar SPAC warrants. The fair value of the Class B ordinary Share was $1,576,000 or $7.88 per share. The shares deemed transferred are subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments for valuation purposes. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no share-based compensation expense has been recognized during the three and six months ended June 30, 2022 or for the period from March 17, 2021 (inception) through December 31, 2021. The unrecognized compensation expense related to the Class B ordinary shares at June 30, 2022 and December 31, 2021, was $1,576,000 and will be recorded when a performance condition occurs.

Net Income (Loss) Per Ordinary Share

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for Class A redeemable ordinary shares and income (loss) per share for Class A and Class B non-redeemable shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, as adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of the redeemable ordinary shares. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable and non-redeemable ordinary shares by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants is contingent upon the occurrence of future events. For the three and six months ended June 30, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the three and six months ended June 30, 2022.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Ordinary Share (cont.)

A reconciliation of net income (loss) per ordinary share as adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption is as follows:

	Three months ended	Six months ended	Period from March 17, 2021 (inception) through
	June 30, 2022	June 30, 2022	June 30, 2021
Redeemable Class A Ordinary Share:
Net income (loss) allocable to ordinary shareholders	$15,430	$(359,552)	$(38,484)
Less: Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	3,546	(82,626)	-
Net income (loss) allocable to Redeemable Class A ordinary shares	$11,884	$(276,926)	$(38,484)

Basic and diluted weighted average number of Redeemable Class A ordinary shares	27,600,000	27,600,000	-

Basic and diluted income (loss) available to Redeemable Class A ordinary shares	$0.00	$(0.01)	$-

Nonredeemable Class A and Class B Ordinary Shares
Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	3,546	(82,626)	(38,484)
Basic and diluted weighted average number of Nonredeemable Class A and Class B ordinary shares	8,235,000	8,235,000	7,187,500

Basic and diluted income (loss) available to Nonredeemable Class A and Class B ordinary shares	$0.00	$(0.01)	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 3,600,000 Units. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

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

Note 5 — Related-Party Transactions

Founder Shares

On April 7, 2021, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, up to 937,500 of which were subject to forfeiture, for an aggregate price of $25,000. On September 21, 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in the Sponsor holding 5,750,000 Founder Shares, up to 750,000 of which were subject to forfeiture. On October 20, 2021, the Company effectuated a share capitalization of 1,150,000 Founder Shares, resulting in an aggregate of 6,900,000 Founder Shares outstanding and held by the Sponsor, up to 900,000 of which were subject to forfeiture. The Sponsor subsequently granted an interest in the Sponsor, representing an aggregate of 200,000 Founder Shares to the members of the Company’s board of directors and advisors for the same per-share consideration that it originally paid for such shares, resulting in the Sponsor holding 6,700,000 Founder Shares after giving effect to the grant of interest. Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. On June 6, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $300,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. As of June 30, 2022, the Company has drawn down $200,000 under the Note.

Administrative Support Agreement

The Company has agreed, commencing on the date the securities of the Company are first listed on the New York Stock Exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 28,935,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Warrants (cont.)

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$281,946,980	$281,946,980	$-	$-

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$281,524,163	$281,524,163	$-	$-

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

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2022 we had $181,658 in cash held outside of our Trust Account. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

All activity through October 25, 2021, relates to our formation and the Initial Public Offering. Since the Initial Public Offering, our activities have been limited to the evaluation of Business Combination candidates. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations

For the three and six months ended June 30, 2022, we had net income (loss) of $15,430 and $(359,552), respectively, which consists of operating costs of $384,411 and $782,368, respectively, partially offset by $399,841 and 422,816, respectively, of paid in kind interest on investments held in Trust Account.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of founder shares of $25,000 by the Sponsor, and a total of $375,000 from our Sponsor under an unsecured promissory note which was repaid in full on October 25, 2021.

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

As of June 30, 2022, we have available to us $181,658 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Placement Units sold in the private placement. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On June 6, 2022, we issued a Note in the principal amount of up to $300,000 to our Sponsor in connection with advances our Sponsor has made, and may make in the future, to the Company for working capital purposes. As of June 30, 2022, the Company has drawn down $200,000 under the Note.

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

At June 30, 2022, we did not have any capital lease obligations or operating lease obligations.

Commencing on the effective date of the Initial Public Offering through the earlier of the our consummation of a Business Combination and its liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2022, we paid a total of $30,000 and $60,000, respectively, under this arrangement.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. For the three and six months ended June 30, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the three and six months ended June 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 17, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Initial Public Offering and the sale of the Placement Units held in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 30, 2022, $281,946,980 of the funds in our Trust Account were invested in money market funds with a maturity of 185 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our final prospectus dated October 20, 2021 (“Final Prospectus”), (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022, and (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the SEC on May 12, 2022. Any of these factors could materially affect our business, financial position or results of operations. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Proposed Rules relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see the Company’s Final Prospectus. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Final Prospectus.

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

GOGREEN INVESTMENTS CORPORATION

Date: August 12, 2022	/s/ John Dowd
	Name:	John Dowd
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2022	/s/ Michael Sedoy
	Name:	Michael Sedoy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)