Form 10-Q
period 2022-09-30
GoGreen Investments Corp
filed 2022-11-10
CIK 1852940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 28,935,000 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) and 6,900,000 Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), of the registrant issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

GoGreen Investments Corporation

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:

	Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	F-1
	Condensed Statements of Operations for the Three and Nine months Ended September 30, 2022 and for the Three months Ended September 30, 2021 and for the Period from March 17, 2021 (Inception) Through September 30, 2021	F-2
	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine months Ended September 30, 2022 and for the Three Months ended September 30, 2021 and for the Period from March 17, 2021 (Inception) Through September 30, 2021	F-3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from March 17, 2021 (Inception) Through September 30, 2021	F-4
	Notes to Condensed Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	5
Item 4.	Controls and Procedures.	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	6
Item 1A.	Risk Factors.	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	7
Item 3.	Defaults Upon Senior Securities.	7
Item 4.	Mine Safety Disclosures.	7
Item 5.	Other Information.	7
Item 6.	Exhibits.	7
Signatures		8

i

GOGREEN INVESTMENTS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$17,785	$474,799
Prepaid expenses	443,157	532,932
Total current assets	460,942	1,007,731
Long-term assets:
Prepaid expenses, net of current portion	—	288,674
Investments held in Trust Account	283,219,944	281,524,163
Total Assets	$283,680,886	282,820,568
LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$68,981	$78,562
Note payable to Sponsor	200,000	—
Total current liabilities	268,981	78,562
Long-term liability:
Deferred underwriting commission	9,660,000	9,660,000
Total liabilities	9,928,981	9,738,562
Commitments and Contingencies (Note 6)
Class A shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.20 per share	281,524,163	281,524,163
Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,335,000 issued and outstanding	134	134
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,900,000 shares issued and outstanding	690	690
Additional paid-in-capital	—	—
Accumulated deficit	(7,773,082)	(8,442,981)
Total shareholders’ deficit	(7,772,258)	(8,442,157)
Total liabilities, redeemable ordinary shares, and shareholders’ deficit	$283,680,886	$282,820,568

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months ended September 30, 2022	Three Months ended September 30, 2021	Nine Months ended September 30, 2022	Period from March 17, 2021 (inception) through September 30, 2021
General and administrative expenses	$243,514	$40,445	$1,025,882	$78,929
Loss from operations	(243,514)	(40,445)	(1,025,882)	(78,929)
Other income:
Interest income on investments held in Trust Account	1,272,965	-	1,695,781	-
Net income (loss)	$1,029,451	$(40,445)	$669,899	$(78,929)

Weighted average Redeemable Class A ordinary shares outstanding, basic and diluted	27,600,000	-	27,600,000	-

Basic and diluted net income (loss) per Redeemable Class A ordinary share	$0.03	$-	$0.02	$-

Weighted average Nonredeemable Class A and Class B ordinary shares outstanding, basic and diluted	8,235,000	6,000,000	8,235,000	6,000,000

Basic and diluted net loss per Nonredeemable Class A and Class B ordinary share	$0.03	$(0.01)	$0.02	$(0.01)

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,335,000	$134	6,900,000	$690	$—	$(8,442,981)	$(8,442,157)
Net loss	—	—	—	—	—	(374,982)	(374,982)
Balances, March 31, 2022	1,335,000	$134	6,900,000	$690	$—	$(8,817,963)	$(8,817,139)
Net income	—	—	—	—	—	15,430	15,430
Balances, June 30, 2022	1,335,000	$134	6,900,000	$690	$—	$(8,802,533)	$(8,801,709)
Net income	—	—	—	—	—	1,029,451	1,029,451
Balances, September 30, 2022	1,335,000	$134	6,900,000	$690	$—	$(7,773,082)	$(7,772,258)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE
PERIOD FROM MARCH 17, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B Ordinary Shares to Sponsor	—	—	8,337,500	834	24,166	—	25,000
Net loss	—	—	—	—	—	(38,484)	(38,484)
Balances, June 30, 2021	—	—	8,337,500	834	24,166	(38,484)	(13,484)
Forfeiture of Class B Ordinary Shares	—	—	(1,437,500)	(144)	144	—	—
Net loss	—	—	—	—	—	(40,445)	(40,445)
Balances, September 30, 2021	—	$—	6,900,000	$690	$24,310	$(78,929)	$(53,929)

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30, 2022	From March 17, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$669,899	$(78,929)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,695,781)	—
Changes in operating assets and liabilities:
Prepaid expenses	378,449	—
Accounts payable and accrued expenses	(9,581)	—
Net cash used in operating activities	(657,014)	(78,929)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from Sale of Class B Ordinary Shares to Sponsor	—	25,000
Proceeds of Sponsor Loan	200,000	375,000
Payment of deferred offering costs	—	(278,084)
Net cash provided by financing activities	200,000	121,916
Net change in cash	(457,014)	42,987
Cash at beginning of period	474,799	—
Cash at end of period	$17,785	$42,987

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022 and December 31, 2021, the Company had $17,785 and $474,799, respectively, in its operating bank account, $283,219,944 and $281,524,163, respectively, in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith, and working capital of $191,961 and $929,169, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5) and a promissory note, as amended, from the Sponsor (see Note 5). Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Placement Units, and the funding of a working capital loan received from its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of September 30, 2022 and December 31, 2021, there were $200,000 and $0 outstanding under Working Capital Loans (as defined in Note 5). As of September 30, 2022, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations.

Furthermore, if the Company is unable to complete a business combination by January 25, 2023 (or July 25, 2023 if the Company extends the period available to complete a business combination), the Company will cease all operations except for purposes of liquidation.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while the Company expects to have sufficient access to additional sources of capital under the Sponsor loan, there is no current obligation on the part of the Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Management has determined that the need to obtain additional capital from Sponsor and the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 25, 2023 or July 25, 2023, if the Company extends the period available to complete a business combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Redeemable Shares (cont.)

At September 30, 2022, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

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

The Company’s Class B ordinary shares deemed transferred to its incoming directors and advisors by way of granting of an interest in the Sponsor (see Note 5) were deemed to be within the scope of ASC 718. The fair value of equity awards was estimated using a Monte Carlo Model Simulation. The key assumptions in the option pricing model utilized were assumptions related to the expected separation date of the Units, anticipated Business Combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the Initial Public Offering closing date was derived based upon similar SPAC warrants. The fair value of the Class B ordinary Share was $1,576,000 or $7.88 per share. The shares deemed transferred are subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments for valuation purposes. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no share-based compensation expense has been recognized during the three and nine months ended September 30, 2022 or for the period from March 17, 2021 (inception) through December 31, 2021. The unrecognized compensation expense related to the Class B ordinary shares at September 30, 2022 and December 31, 2021, was $1,576,000 and will be recorded when a performance condition occurs.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants is contingent upon the occurrence of future events. For the three and nine months ended September 30, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the three and nine months ended September 30, 2022.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Ordinary Share (cont.)

A reconciliation of net income (loss) per ordinary share as adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption is as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Period from March 17, 2021 (inception) through September 30, 2021
Redeemable Class A Ordinary Share:
Net income (loss) allocable to ordinary shareholders	$1,029,451	$669,899	$(40,445)	(78,929)
Less: Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	236,571	153,945	-	-
Net income (loss) allocable to Redeemable Class A ordinary shares	$792,880	$515,954	$(40,445)	(78,929)

Basic and diluted weighted average number of Redeemable Class A ordinary shares	27,600,000	27,600,000	-	-

Basic and diluted income (loss) available to Redeemable Class A ordinary shares	$0.03	$0.02	$-	$-

Nonredeemable Class A and Class B Ordinary Shares
Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	236,571	153,945	(40,445)	(78,929)
Basic and diluted weighted average number of Nonredeemable Class A and Class B ordinary shares	8,235,000	8,235,000	6,000,000	6,000,000

Basic and diluted income (loss) available to Nonredeemable Class A and Class B ordinary shares	$0.03	$0.02	$(0.01)	$(0.01)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. On June 6, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $300,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. As of September 30, 2022, the Company has drawn down $200,000 under the Note.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 28,935,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$283,219,944	$283,219,944	$-	$-

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$281,524,163	$281,524,163	$-	$-

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 8, 2022, the Company drew an additional $30,000 under the promissory note issued to the Sponsor on June 6, 2022. A total of $230,000 has been drawn on the promissory note to date leaving $70,000 of the original $300,000 of capacity available.

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

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2022 we had $17,785 in cash held outside of our Trust Account. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

All activity through October 25, 2021, relates to our formation and the Initial Public Offering. Since the Initial Public Offering, our activities have been limited to the evaluation of Business Combination candidates. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations

For the three and nine months ended September 30, 2022, we had net income of $1,029,451 and $669,899, respectively, which consists of operating costs of $243,514 and $1,025,882, respectively, offset by $1,272,965 and 1,695,781, respectively, of paid in kind interest on investments held in Trust Account.

Liquidity, Capital Resources, and Going Concern

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

As of September 30, 2022, we have available to us $17,785 of cash on our balance sheet. We will use these funds, and additional funds received from our Sponsor in the form of working capital loans, primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Placement Units sold in the private placement. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On June 6, 2022, we issued a Note in the principal amount of up to $300,000 to our Sponsor in connection with advances our Sponsor has made, and may make in the future, to the Company for working capital purposes. As of September 30, 2022, the Company has drawn down $200,000 under the Note.

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

We will need to raise additional funds, in the form of working capital loans from our Sponsor, following our Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are more than the actual amount necessary to do so, we will have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we will need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” while we expect to have sufficient access to additional sources of capital under the Sponsor loan, there is no current obligation on the part of our Sponsor to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Management has determined that the need to obtain additional capital from Sponsor and the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 25, 2023 or July 25, 2023, if we extend the period available to complete a business combination.

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

At September 30, 2022, we did not have any capital lease obligations or operating lease obligations.

Commencing on the effective date of the Initial Public Offering through the earlier of the our consummation of a Business Combination and its liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2022, we paid a total of $30,000 and $90,000, respectively, under this arrangement.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. For the three and nine months ended September 30, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the three and nine months ended September 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 17, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Initial Public Offering and the sale of the Placement Units held in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2022, $283,219,944 of the funds in our Trust Account were invested in money market funds with a maturity of 185 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

ITEM 1A. RISK FACTORS

As of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our final prospectus dated October 20, 2021 (“Final Prospectus”), (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022, (iii) our Quarterly Report on Form 10-Q for the period ending March 31, 2022, filed with the SEC on May 12, 2022, and (iv) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 12, 2022. Any of these factors could materially affect our business, financial position or results of operations. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act (as defined below), we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete a Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings.

Because we are a Cayman Islands exempted company, we may be considered a “foreign person” under CFIUS and FIRRMA rules. Additionally, certain limited partners of our Sponsor are citizens or residents of Hong Kong, Canada, Norway, the U.K., and the Cayman Islands. Specifically, Nereida Flannery, who is a director at the Company, a member of our audit committee, and a limited partner of our Sponsor, is a citizen of Canada and a resident of Hong Kong SAR. Livia Mahler, one of our directors, is a citizen of Canada, where she resides, and she also holds a minority interest in our Sponsor. Robert Macleod, another director of the Company, is a citizen and resident of Norway who holds a minority interest in our Sponsor. Peggy Wang, who serves as the Company’s executive advisor, is a citizen of Canada who resides in Hong Kong SAR. Like Flannery, Mahler, and Macleod, Ms. Wang owns a minority limited partnership interest in our Sponsor.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our Sponsor is a Cayman Island exempted company and is subject to the laws of the Cayman Islands.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our Trust Account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements were issued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see the Company’s Final Prospectus filed on October 20, 2021. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and private placement as described in the Final Prospectus.

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

GOGREEN INVESTMENTS CORPORATION

Date: November 10, 2022	/s/ John Dowd
	Name:	John Dowd
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2022	/s/ Michael Sedoy
	Name:	Michael Sedoy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)