Form 10-K
period 2022-12-31
GoGreen Investments Corp
filed 2023-02-24
CIK 1852940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40941

GOGREEN INVESTMENTS CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One City Centre 1021 Main Street, Suite 1960 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 337-4075

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	GOGN.U	The New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	GOGN	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	GOGN.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the New York Stock Exchange was $276,552,000.

As of February 24, 2023, there were 28,935,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Lifezone Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association in effect upon completion of our initial public offering (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Citrin” are to Citrin Cooperman & Company, LLP, our independent registered public accountants;

●	“Class A ordinary shares” are to the shares of Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the shares of Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 18-month period (or up to 21 months if the Company further extends the period of time to consummate its initial business combination in accordance with the terms described in this Report), from the closing of the initial public offering to April 25, 2023, that the Company has to consummate an initial business combination;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company,” “we” or “us” are to GoGreen Investments Corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to the extension of the date by which we must consummate an initial business combination from January 25, 2023 to April 25, 2023 in accordance with our amended and restated memorandum and articles of association;

●	“Extension Note” are to the promissory note issued by the Company to our sponsor (as defined below) in the principal amount of $2,760,000 in connection with the Extension;

●	“Extension Payment” are to the $2,760,000 (representing $0.10 per public share) deposited into the trust account in connection with the Extension;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to the Class B ordinary shares initially purchased by our sponsor in a private placement and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial holders” are to our sponsor and the other holders of our founder shares prior to our initial public offering;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on October 25, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC June 4, 2021 (File No. 333-256781), as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” are to the letter agreement entered into by and between the Company and our sponsor, officers and directors, the form of which was filed as an exhibit to the IPO Registration Statement;

●	“LHL” are to Lifezone Holdings Ltd, an Isle of Man company;

●	“Lifezone Ancillary Documents” are to the ancillary documents referred to in the Lifezone Business Combination Agreement (as defined below);

●	“Lifezone Business Combination” are to the proposed business combination to be entered into subject to and upon the terms and conditions of the Lifezone Business Combination Agreement;

●	“Lifezone Business Combination Agreement” are to the business combination agreement, dated as of December 13, 2022, by and among the Company, Lifezone Holdings (as defined below), our sponsor, Merger Sub (as defined below), Lifezone and the Lifezone Shareholders Representative (as defined below);

●	“Lifezone Metals” are to Lifezone Metals Limited, an Isle of Man company;

●	“Lifezone Registration Statement” are to the registration statement of Lifezone Holdings required to be filed in connection with the Lifezone Transactions, which will contain a proxy statement of the Company;

●	“LHL Shareholders” are to the shareholders of Lifezone party to the Lifezone Business Combination Agreement;

●	“LHL Shareholders Representative” are to Keith Liddell, solely in his capacity as the Lifezone Shareholders Representative;

●	“LHL Transactions” are to the transactions completed by the Lifezone Business Combination Agreement and the Lifezone Ancillary Documents;

●	“management” or our “management team” are to our officers and directors;

●	“Merger” are to the merger, pursuant to the Lifezone Business Combination Agreement, of the Company with and into Merger Sub, with Merger Sub surviving the merger and the security holders of the Company (other than the security holders of the Company electing to redeem their ordinary shares or exercising their dissenters’ rights) becoming security holders of Lifezone Holdings in accordance with the Companies Act;

●	“Merger Sub” are to Aqua Merger Sub, a Cayman Islands exempted company;

●	“New Registration Rights Agreement” are to the registration rights agreement to be entered into at the closing of the Share Acquisition (as defined below), by and among Lifezone Holdings, certain Lifezone equityholders, certain Company equityholders, our sponsor and the Company;

●	“NYSE” are to the New York Stock Exchange;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement shares” are to the 1,335,000 Class A ordinary shares included as part of the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the 1,335,000 units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	“placement warrants” are to redeemable warrants to purchase an aggregate of 667,500 of our Class A ordinary shares included as part of the placement units purchased by our sponsor in the private placement;

●	“private placement” are to the private placement of 1,335,000 units purchased by our sponsor, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $13.35 million;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or acquired thereafter in the open market);

v

●	“public shareholders” are to the holders of our public shares, including our initial holders and management team to the extent our initial holders and/or members of our management team purchase public shares, provided that each initial holder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“public warrants” are to the redeemable warrants included as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or acquired in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Share Acquisition” are to the acquisition, pursuant to the Lifezone Business Combination Agreement, by Lifezone Holdings of all of the issued and outstanding share capital of the Lifezone from the Lifezone Shareholders in exchange for the issuance of Lifezone Holdings ordinary shares and, if applicable, the issuance of Earnout Shares (as defined in the Lifezone Business Combination Agreement), pursuant to which Lifezone will become a direct wholly owned subsidiary of Lifezone Holdings;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to GoGreen Sponsor 1 LP, a Delaware limited partnership. The general partner of GoGreen Sponsor 1 LP is GoGreen Holdings 1 LLC, a Delaware limited liability company, the managing member of which is our Chairman and Chief Executive Officer, and each of our officers and directors is a limited partner of GoGreen Sponsor I LP;

●	“Sponsor Lock-Up Agreement” are to the lock-up agreement to be entered into by our sponsor in connection with the Share Acquisition;

●	“Sponsor Support Agreement” are to the sponsor support agreement, dated as of December 13, 2022, by and among our sponsor, the Company, Lifezone Holdings and Lifezone;

●	“Trust account” are to the U.S.-based trust account in which an amount of $281,520,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and placement units was placed following the closing of the initial public offering.

●	“units” are to our public units and placement units;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants; and

●

“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial holders or an affiliate of the initial holders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting an initial business combination.

While our efforts to identify a target business may span many industries and regions worldwide, we have primarily focused our search for prospects within the clean/renewable energy (“energy transition”) space.

We intend to complete an initial business combination with a business that is actively engaged in creating and deploying technology, services, or other offerings that contribute to energy transition in the power generation, industrial, transportation, or other industries. We may also seek a target in disruptive technology industries more broadly, but which still falls within our target of de-carbonization space. However, we are not limited to these industries and we may pursue a business combination opportunity with any business or in any industry we choose.

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

We originally had up to 15 months from the closing of our initial public offering, or until January 25, 2022, to consummate an initial business combination. However, our amended and restated memorandum and articles of association provide that we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months, up to two times (for a total of up to 21 months, or until July 25, 2023, to complete a business combination); provided that our sponsor (or its affiliates or designees) must deposit into the trust account additional funds of $2,760,000 (or $0.10 per share) for each of the available three-month extensions, for a total payment of up to $5,520,000 (or $0.20 per share), in exchange for a non-interest bearing, unsecured promissory note. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to up to 21 months described above or to redeem their shares in connection with such extension.

On January 18, 2023, our sponsor requested that we extend the date by which we must consummate an initial business combination from January 25, 2023 to April 25, 2023. In connection with the Extension, on January 19, 2023, we issued the Extension Note in the principal amount of $2,760,000 to our sponsor. Also on January 19, 2023, our sponsor deposited the Extension Payment of $2,760,000 (representing $0.10 per public share) into the trust account. This deposit enabled the Company to implement the Extension. The Extension is the first of two three-month extensions permitted under the Company’s governing documents, as described above.

We must complete our initial business combination by April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), 18 months from the closing of our initial public offering. If our initial business combination is not consummated by April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), then our existence will terminate, and we will distribute all amounts in the trust account.

Proposed Lifezone Business Combination

Business Combination Agreement

On December 13, 2022, the Company, Lifezone Metals, our sponsor, Merger Sub, LHL, the LHL Shareholders Representative and the LHL Shareholders entered into the Lifezone Business Combination Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Lifezone Business Combination Agreement, the following transactions will occur: (a) the merger of the Company with and into Merger Sub, with Merger Sub surviving the merger and the security holders of the Company (other than the security holders of the Company electing to redeem their ordinary shares or exercising their dissenters’ rights) becoming security holders of Lifezone Metals in accordance with the Companies Act, (b) the automatic conversion and exchange of (i) each issued and outstanding public warrant of the Company for the right to receive one Lifezone Metals public warrant and (ii) each issued and outstanding private warrant of the Company (whether or not a whole warrant) into the right to receive one Lifezone Metals private warrant, (c) the acquisition by Lifezone Metals of all of the issued and outstanding share capital of LHL from the LHL Shareholders in exchange for the issuance of Lifezone Metals ordinary shares and, if applicable, the issuance of Earnout Shares (as defined in the Lifezone Business Combination Agreement), pursuant to which LHL will become a direct wholly owned subsidiary of Lifezone Metals, and (d) the other transactions contemplated by the Business Combination Agreement and the Lifezone Ancillary Documents referred to therein. Unless otherwise indicated, capitalized terms used in this section of this Report titled “Lifezone Business Combination” but not defined have the respective meanings given to them in the Lifezone Business Combination Agreement. References herein to the “Company” refer to GoGreen Investments Corporation for all periods prior to completion of the Merger, and to Merger Sub, as the surviving company, for all periods after completion of the Merger.

In consideration for the Merger, each shareholder of the Company will receive one Lifezone Metals ordinary share and one Lifezone Metals warrant for each ordinary share and whole warrant they hold in the Company, respectively, immediately prior to the Merger. In accordance with the terms and subject to the conditions of the Lifezone Business Combination Agreement, the consideration to be received by the LHL Shareholders (fully diluted for the exercise of LHL options and restricted stock units granted by LHL (a) payable in LHL ordinary shares or (b) the value of which is determined with reference to the value of the shares of LHL, whether or not exercisable and whether or not vested (“LHL RSUs”)) in connection with the Share Acquisition will be the issuance of an aggregate number of Lifezone Metals ordinary shares equal to (a) $626,801,280 divided by (b) $10.00. As additional consideration for the LHL ordinary shares acquired by Lifezone Metals in connection with the Share Acquisition, Lifezone Metals will issue to eligible LHL Shareholders up to an aggregate of 25,072,052 Earnout Shares, subject to certain triggering events, as described further in the Lifezone Business Combination Agreement.

In connection with the closing of the Share Acquisition (the “Share Acquisition Closing”), unvested LHL options will vest and become exercisable and the vesting of LHL RSUs will accelerate and holders of LHL awards will have the opportunity to exercise their LHL options and settle their LHL RSUs, in each case, subject to full payment of the applicable exercise price or call price. LHL ordinary shares delivered pursuant to the exercise or settlement of a LHL equity award will be treated the same as other LHL ordinary shares in connection with the Share Acquisition Closing. On the Share Acquisition Closing, any unexercised LHL options or LHL RSUs whose call price is not paid in full will lapse for no consideration.

Representations and Warranties

Under the Lifezone Business Combination Agreement, the Company has made customary representations and warranties to LHL, Lifezone Metals and the LHL Shareholders relating to, among other things, organization and standing, due authorization and binding agreement, governmental approvals, non-contravention, capitalization, SEC filings, financial statements, internal controls, absence of certain changes, compliance with laws, actions, orders and permits, taxes and returns, employees and employee benefit plans, properties, material contracts, transactions with related persons, the Investment Company Act and the JOBS Act, finders’ and brokers’ fees, sanctions and certain business practices, private placements, insurance, no misleading information supplied, the trust account and acknowledgement of no further representations and warranties.

Under the Lifezone Business Combination Agreement, Lifezone Metals has made customary representations and warranties to the Company, LHL and the LHL Shareholders relating to, among other things, organization and standing, due authorization and binding agreement, governmental approvals, non-contravention, capitalization, limited activities, finders’ and brokers’ fees, Investment Company Act, taxes and no misleading information supplied.

Under the Lifezone Business Combination Agreement, LHL has made customary representations and warranties (on behalf of itself and its subsidiaries) to the Company relating to, among other things, organization and standing, due authorization and binding agreement, capitalization, company subsidiaries, governmental approvals, non-contravention, financial statements, absence of certain changes, compliance with laws, permits, litigation, material contracts, intellectual property, taxes and returns, real property, personal property, employee matters, benefit plans, environmental matters, transactions with related persons, insurance, data protection and cybersecurity, sanctions and certain business practices, Investment Company Act, finders’ and brokers’ fees and no misleading information supplied.

Under the Lifezone Business Combination Agreement, each LHL Shareholder has made customary representations and warranties (with respect to itself only) to the Company, Lifezone Metals and LHL relating to, among other things, organization and standing, due authorization and binding agreement, share ownership, governmental approvals, non-contravention, litigation, certain investment representations, finders’ and brokers’ fees and no misleading information supplied.

Covenants

The Lifezone Business Combination Agreement includes customary covenants of the parties including, among other things, (i) the conduct of their respective business operations prior to the consummation of the LHL Transactions, (ii) using commercially reasonable efforts to obtain relevant approvals and comply with all applicable listing requirements of the NYSE in connection with the LHL Transactions and (iii) using commercially reasonable efforts to consummate the LHL Transactions and to comply as promptly as practicable with all requirements of governmental authorities applicable to the LHL Transactions. The Lifezone Business Combination Agreement also contains additional covenants of the parties, including covenants providing for the Company, LHL and Lifezone Metals to use commercially reasonable efforts to file, and to cooperate with each other to prepare the Lifezone Registration Statement, which will contain a proxy statement of the Company.

Conditions to Closing

The respective obligations of each party to consummate the LHL Transactions, including the Merger, are subject to the satisfaction, or written waiver (where permissible), by LHL and the Company of the following conditions:

●	the unconditional approval by the Tanzanian Fair Competition Commission of the LHL Transactions;

●	the Company’s shareholders having approved and adopted the Shareholder Approval Matters (as defined in the Lifezone Business Combination Agreement);

●	the absence of any law or governmental order, inquiry, proceeding or other action in Tanzania that would prohibit the LHL Transactions;

●	the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g) of the Exchange Act) remaining at the Share Acquisition Closing after giving effect to any redemptions by the Company’s shareholders;

●	the Lifezone Metals ordinary shares (including those to be issued pursuant to the Lifezone Business Combination Agreement (including the Earnout Shares) and the Subscription Agreements (as defined below)) and Lifezone Metals warrants (including the ordinary shares underlying such warrants) having been approved for listing on the NYSE, subject only to official notice thereof;

●	the Lifezone Registration Statement (and any amendments and supplements) shall have become effective in accordance with the provisions of the Securities Act, no stop order shall have been issued by the SEC that remains in effect with respect to the Lifezone Registration Statement, and no proceeding seeking such a stop order shall have been threatened or initiated by the SEC and not withdrawn; and

●	the memorandum of association and articles of association of Lifezone Metals shall have been amended and restated according to the Lifezone Business Combination Agreement.

Conditions to the Obligations of LHL and the LHL Shareholders

The obligations of LHL and the LHL Shareholders to consummate the LHL Transactions are subject to the satisfaction, or written waiver (by LHL, where permissible) of the following conditions:

●	the representations and warranties of the Company and Lifezone Metals being true and correct as determined in accordance with the Lifezone Business Combination Agreement;

●	each of the Company, Lifezone Metals and Merger Sub having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the Lifezone Business Combination Agreement to be performed or complied with by it on or prior to the closing date of the Merger (the “Merger Closing Date”) or the closing date of the Share Acquisition (the “Share Acquisition Closing Date”);

●	the Company and Lifezone Metals having delivered to LHL and the LHL Shareholders Representative a certificate dated as of the Merger Closing Date, signed by an officer of each of the Company and Lifezone Metals, certifying as to the satisfaction of certain conditions specified in the Lifezone Business Combination Agreement;

●	the Company having made all necessary and appropriate arrangements with the trustee to have all of the funds held in the trust account disbursed to the Company at the Share Acquisition Closing Date, and all such funds released from the trust account be available to Merger Sub in respect of all or a portion of certain payment obligations under the Lifezone Business Combination Agreement;

●	the Company having provided the holders of its ordinary shares with the opportunity to make redemption elections with respect to such ordinary shares pursuant to their Redemption Rights (as defined in the Lifezone Business Combination Agreement);

●	the Available Closing Cash Amount (as defined in the Lifezone Business Combination Agreement) being no less than the Minimum Cash Amount (as defined in the Lifezone Business Combination Agreement), after accounting for redemptions and transaction expenses; and

●	the Lifezone Ancillary Documents required to be executed by the Company, Lifezone Metals and Merger Sub according to the Lifezone Business Combination Agreement at or prior to the Merger Closing Date or the Share Acquisition Closing shall have been executed and delivered to LHL.

Conditions to the Obligations of the Company and Lifezone Metals

The obligations of the Company and Lifezone Metals to consummate the LHL Transactions are subject to the satisfaction, or written waiver (by the Company or Lifezone Metals, as applicable, where permissible, including under the terms of the Lifezone Business Combination Agreement) of the following conditions:

●	the representations and warranties of LHL and the LHL Shareholders being true and correct as determined in accordance with the Lifezone Business Combination Agreement;

●	LHL and the LHL Shareholders having performed in all material respects all of their respective obligations and complied in all material respects with all of their respective agreements and covenants under the Lifezone Business Combination Agreement to be performed or complied with by them on or prior to the Merger Closing Date or the Share Acquisition Closing Date;

●	LHL and the LHL Shareholders Representative (on behalf of the LHL Shareholders) having delivered to the Company a certificate dated as of the Merger Closing Date, signed by each of LHL and the LHL Shareholders, certifying as to the satisfaction of certain conditions specified in the Lifezone Business Combination Agreement but in each case, solely with respect to themselves; and

●	the Lifezone Ancillary Documents required to be executed by LHL and the LHL Shareholders according to the Lifezone Business Combination Agreement at or prior to the Merger Closing Date or the Share Acquisition Closing shall have been executed and delivered to the Company.

Termination

The Lifezone Business Combination Agreement may be terminated and the LHL Transactions may be abandoned at any time prior to the Merger Closing Date, notwithstanding receipt of any requisite approval and adoption of the Lifezone Business Combination Agreement and the LHL Transactions by the shareholders of the Company or any party, as follows:

●	by mutual written consent of the Company and LHL;

●	by either the Company or LHL if any of the closing conditions set forth in the Lifezone Business Combination Agreement have not been satisfied or waived by July 25, 2023 (the “Outside Date”); provided, however, that the Lifezone Business Combination Agreement may not be terminated under such provision of the Lifezone Business Combination Agreement by or on behalf of any party that either directly or indirectly through its affiliates (or with respect to LHL, the LHL Shareholders or Lifezone Metals) is in breach or violation of any representation, warranty, covenant or obligation contained therein, with such breach or violation being the principal cause of the failure of a condition set forth in the Lifezone Business Combination Agreement on or prior to the Outside Date;

●	by either the Company or LHL if any governmental authority of competent jurisdiction will have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Lifezone Business Combination Agreement, and such order or other action has become final and non-appealable; provided, however, that the right to terminate the Lifezone Business Combination Agreement pursuant to such section will not be available to a party if the failure by such party or its affiliates (or with respect to LHL, the LHL Shareholders or Lifezone Metals) to comply with any provision of the Lifezone Business Combination Agreement was the principal cause of the failure of such order or action;

●	by LHL upon a breach of any representation, warranty, covenant or agreement on the part of the Company and Lifezone Metals set forth in the Lifezone Business Combination Agreement, or if any representation, warranty of the Company and Lifezone Metals becomes untrue or inaccurate, in each case such that the related closing conditions contained in the Lifezone Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●	by the Company upon a breach of any warranty, covenant or agreement on the part of LHL or the LHL Shareholders set forth in the Lifezone Business Combination Agreement, or if any warranty of LHL or the LHL Shareholders becomes untrue or inaccurate, in any case such that the related closing conditions contained in the Lifezone Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights; and

●	by either the Company or LHL if the extraordinary general meeting of shareholders is held and has concluded, the Company’s shareholders have duly voted, and the Required Shareholder Approval (as defined in the Lifezone Business Combination Agreement) is not obtained.

The foregoing summary of the Lifezone Business Combination Agreement is qualified in its entirety by reference to the entire text of the Lifezone Business Combination Agreement, which is attached as Exhibit 2.1 hereto, and the Lifezone Ancillary Agreements, the terms of each of which are incorporated herein by reference.

The Lifezone Business Combination Agreement contains representations, warranties and covenants that the respective parties thereto made to each other as of the date of the Lifezone Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. In particular, the assertions embodied in the representations and warranties in the Lifezone Business Combination Agreement were made as of a specified date, are modified or qualified by information in one or more confidential disclosure letters prepared in connection with the execution and delivery of the Lifezone Business Combination Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Lifezone Business Combination Agreement are not necessarily characterizations of the actual state of facts about the Company, Lifezone Metals, Merger Sub, the LHL Shareholders or LHL at the time they were made or otherwise and should only be read in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the SEC.

Sponsor Support Agreement

In connection with the execution of the Lifezone Business Combination Agreement, our sponsor entered into the Sponsor Support Agreement with the Company, Lifezone Metals and LHL, pursuant to which our sponsor has agreed to, among other things, (a) vote at any meeting of the Company’s shareholders to be called for approval of the LHL Transactions all ordinary shares of the Company held of record or thereafter acquired by our sponsor (collectively, the “Sponsor Securities”) in favor of the Shareholder Approval Matters, (b) be bound by certain other covenants and agreements related to the LHL Transactions and (c) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that our sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the LHL Transactions with respect to any Sponsor Securities they may hold.

Subject to the conditions set forth in the Sponsor Support Agreement, our sponsor additionally agreed to deposit 1,725,000 shares of Sponsor Securities (“Sponsor Earn-Out Shares”) into escrow and, if at any time prior to or as of the fifth anniversary of the Share Acquisition Closing, the volume-weighted average price (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period, is greater than or equal to: (i) $14.00, then 862,500 of the Sponsor Earn-Out Shares will vest, or (ii) $16.00, then 1,725,000 of the Sponsor Earn-Out Shares (less any Sponsor Earnout Shares previously vested pursuant to clause (i)) will vest. If a Change of Control (as defined in the Sponsor Support Agreement) occurs as of or prior to the fifth anniversary of the Share Acquisition Closing, pursuant to which Lifezone Metals or its shareholders receive consideration implying a value per Lifezone Metlas ordinary share (as determined in good faith by the board of directors of Lifezone Metals) of (a) less than $14.00, then no Sponsor Earnout Shares will vest, (b) greater than or equal to $14.00 but less than $16.00, 862,500 Sponsor Earnout Shares will vest, and (c) greater than or equal to $16.00, then 1,725,000 Sponsor Earnout Shares (less any Sponsor Earnout Shares previously vested pursuant to clause (b)) will vest.

Subject to the conditions set forth in the Sponsor Support Agreement, each LHL Shareholder’s Closing Number of Shares (as defined in the Lifezone Business Combination) issued at the Share Acquisition Closing shall be increased by a number of Lifezone Metals ordinary shares equal to the number of Sponsor Securities forfeited pursuant to the Sponsor Support Agreement. Our sponsor shall forfeit its shares at a value of $10 per share, up to a maximum value of $35 million, to the extent Lifezone Metals would have less than $50 million of net cash from the PIPE Investment (as defined in the Lifezone Business Combination Agreement) and the trust account after payment of certain transaction expenses, as set forth in the Lifezone Business Combination Agreement. These shares will be forfeited first from the Sponsor Earn-Out Shares subject to vesting at the $16 level and then those subject to vesting at the $14 level, until there are no Sponsor Earn-Out Shares remaining, and thereafter, from Lifezone Metals ordinary shares that our sponsor would have received as transaction consideration. An equivalent number of Lifezone Metals ordinary shares will be issued to the LHL Shareholders at the Share Acquisition Closing.

The foregoing summary of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, which is attached as Exhibit 10.8 hereto and the terms of which are incorporated herein by reference.

Lock-Up Agreements

In connection with the Share Acquisition Closing, certain key shareholders of LHL (the “Key LHL Shareholders”) will enter into agreements (the “LHL Shareholder Lock-Up Agreements”) providing that the Key LHL Shareholders will not, subject to certain exceptions (including the payment of taxes arising from the proposed transactions), transfer any Restricted Securities (as defined in the LHL Shareholder Lock-Up Agreements) during the period commencing from the Share Acquisition Closing Date until 180 days after the Share Acquisition Closing Date.

In connection with the Share Acquisition Closing, our sponsor will enter into the Sponsor Lock-Up Agreement providing that it will not, subject to certain exceptions, transfer (i) Phase I Lock-up Shares (as defined below) until the date that is 60 days after the Share Acquisition Closing Date and (ii) Phase II Lock-up Shares (as defined below) until the date that is 180 days after the Share Acquisition Closing Date. For purposes of the Sponsor Lock-Up Agreement, “Phase I Lock-up Shares” means the number of Lifezone Metals ordinary shares that are received by our sponsor in exchange for the number of the Company’s Class A ordinary shares held by our sponsor immediately prior to the effective time of the Merger (the “Merger Effective Time”), and “Phase II Lock-up Securities” means any Lifezone Metals ordinary shares and any warrants to purchase Lifezone Metals ordinary shares that are held by our sponsor following the Merger Closing Date, other than Phase I Lock-up Shares or Lifezone Metals ordinary shares acquired in the PIPE Investment.

The foregoing summary of the LHL Shareholder Lock-Up Agreements and Sponsor Lock-Up Agreement are qualified in its entirety by reference to the full text of the form of the LHL Shareholder Lock-Up Agreement and the form of the Sponsor Lock-Up Agreement and, which are attached as Exhibit 10.9 and 10.10 hereto, respectively, and the terms of which are incorporated herein by reference.

PIPE Subscription Agreements

Concurrently with the execution of the Lifezone Business Combination Agreement, the Company and Lifezone Metals entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors, pursuant to which such investors agreed to subscribe for and purchase, and Lifezone Metlas agreed to issue and sell to such investors, at the Closing Date (as defined in the Subscription Agreements), an aggregate of 7,017,317 Lifezone Metals ordinary shares for $10.00 per share, for aggregate gross proceeds of $70,173,170.00 (the “PIPE Financing”). The Subscription Agreements provide that Lifezone Metals will grant the investors in the PIPE Financing certain customary registration rights. The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the LHL Transactions.

The foregoing description of the Subscription Agreements and the PIPE Financing is subject to and qualified in its entirety by reference to the full text of the forms of Subscription Agreements, copies of which are attached as Exhibit 10.11 and Exhibit 10.12 hereto, respectively, and the terms of which are incorporated herein by reference.

New Registration Rights Agreement

The Lifezone Business Combination Agreement contemplates that, at the Share Acquisition Closing, Lifezone Metals, certain LHL equityholders, certain Company equityholders, our sponsor and the Company will enter into the New Registration Rights Agreement, pursuant to which Lifezone Metals will agree to register for resale certain shares of Lifezone Metals ordinary shares and other equity securities of Lifezone Metals that are held by the parties thereto from time to time. Pursuant to the New Registration Rights Agreement, Lifezone Metals will agree to file a shelf registration statement registering the resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) no later than 30 days of the Share Acquisition Closing. Lifezone Metals also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that Lifezone Metals will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

The foregoing summary of the New Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of New Registration Rights Agreement, which is attached as Exhibit 10.13 hereto and the terms of which are incorporated herein by reference.

Warrant Assumption Agreement

The Lifezone Business Combination Agreement contemplates that, immediately prior to the Merger Effective Time, the Company and Continental will enter into an Assignment, Assumption and Amendment Agreement (the “Warrant Assumption Agreement”), which amends that certain Warrant Agreement, dated as of October 20, 2021, by and between the Company and Continental, as warrant agent (the “Existing Warrant Agreement”), pursuant to which (a) the Company will assign to Lifezone Metals, and Lifezone Metals will assume, all of the Company’s right, title and interest in and to the Existing Warrant Agreement and (b) each warrant of the Company shall be modified to no longer entitle the holder to purchase the Company’s ordinary shares and instead acquire an equal number of Lifezone Metals ordinary shares per warrant of the Company.

The foregoing summary of the Warrant Assumption Agreement is qualified in its entirety by reference to the full text of the form of Warrant Assumption Agreement, which is attached as Exhibit 10.14 hereto and the terms of which are incorporated herein by reference.

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

Over the past decade, however, the cost of wind and solar power has dropped to a competitive level, technologies have advanced and heightened environmental concerns are highlighting clean energy benefits and driving new regulations and worldwide decarbonization plans. Since 2010, the cost of energy has dropped by 82% for photovoltaic solar, by 47% for concentrated solar energy, by 39% for onshore wind and by 29% for wind offshore according to the International Renewable Energy Agency.

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

Business Combination Criteria

Our management team and members of the board of directors share a similar, growth-oriented and value-creating investment philosophy. We employ a proactive acquisition strategy focused on companies that have demonstrated a potential for future growth through the deployment of emerging technologies.

We have identified the following criteria that we believe are important in evaluating prospective target businesses. While we have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, including the Lifezone Business Combination, we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines. We seek to acquire companies that we believe will have:

●	The potential to have a market capitalization of above $1 billion post the initial business combination closing;

●	Attractive risk-adjusted returns for our warrant holders and shareholders;

●	Sustainable solutions that have a strong environmental, social, governance component and enable carbon emission reduction/de-carbonization;

●	A business model with positive environmental and social impact, taking into account stakeholders, employees and the community, without sacrificing a financial return for our shareholders;

●	A company that would benefit from our management team’s operating expertise, technical expertise, structuring expertise, extensive network, insight and capital markets expertise in energy transition;

●	The capability of taking advantage of paradigm shifts created by growth of renewable generation in power generation mix and resulting power market dislocations through the use of disruptive technologies;

●	Substantial growth potential post the initial business combination closing;

●	Leading positions and barriers of entry within the targeted industries that exhibit strong fundamentals;

●	Qualifications to be public companies and to benefit from having a public currency in order to enhance their ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen their balance sheet;

●	The ability to capitalize on unique or specialized technologies or business platforms; and

●	Value that has been discounted or disregarded by the marketplace.

While we use these criteria in evaluating business combination opportunities, we may decide to enter into a business combination with a target business or businesses that meets some but not all of these proposed criteria. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our management team may deem relevant. If we do not complete the Lifezone Business Combination and if we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender-offer documents or proxy solicitation materials that we would file with the SEC.

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

Although our management will assess the risks inherent in a particular target business with which we may combine, including LHL, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We originally had up to 15 months from the closing of our initial public offering, or until January 25, 2022, to consummate an initial business combination. However, our amended and restated memorandum and articles of association provide that we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months, or until July 25, 2023, to complete a business combination), subject to the sponsor (or its affiliates or designees) depositing into the trust account, on or prior to the applicable deadline, additional funds of $2,760,000, for each of the available three-month extensions, for a total payment of up to $5,520,000. Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account, if any such funds are available. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any three-month extension period.

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

On January 18, 2023, our sponsor requested that we extend the date by which we must consummate an initial business combination from January 25, 2023 to April 25, 2023. In connection with the Extension, on January 19, 2023, we issued the Extension Note in the principal amount of $2,760,000 to our sponsor. Also on January 19, 2023, our sponsor deposited the Extension Payment of $2,760,000 (representing $0.10 per public share) into the trust account. This deposit enabled the Company to implement the Extension. The Extension is the first of two three-month extensions permitted under the Company’s governing documents as described above.

If we are unable to consummate an initial business combination by April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect that the pro rata redemption price to be approximately $10.35 per share as of December 31, 2022 (excluding $.10 per share as a result of the extension payment) and such amount may be increased by $0.10 per public share for an additional three-month extension of our time to consummate our initial business combination, as described in this Report, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

For more information regarding the shares to be sold in connection with the Lifezone Business Combination, please see “Lifezone Business Combination” above.

Sources of Acquisition Candidates

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We have expected and continue to expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to our initial public offering, public relations and marketing efforts or direct contact by management following the completion of our initial public offering.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. While LHL is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Lifezone Business Combination and we seek to complete an initial business combination with a company that is affiliated with our sponsor, officers or directors, or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such an initial business combination is fair to our shareholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that shareholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

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

Other Acquisition Considerations

Members of our management team directly or indirectly own our ordinary shares and/or placement units, and, accordingly, have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors will have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of LHL was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses, such as LHL. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “Lifezone Business Combination” above for more information about such share exchange in the Lifezone Business Combination. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the Lifezone Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or October 25, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c)  in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of such fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for a business combination in the amount of $285,650,505 as of December 31, 2022 before fees and expenses associated with our initial business combination, we offer a target business such as a LHL a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

See “Lifezone Business Combination” above for more information on the financing in the Lifezone Business Combination.

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

For more information regarding the financing of the Lifezone Business Combination and the related agreements, please see “Lifezone Business Combination” above.

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

In evaluating a prospective target business, such as LHL, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management of LHL, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the Lifezone Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Michael Sedoy, CFO of GoGreen Investments Corp will become Interim CFO of LifeZone Metals. John Dowd, CEO and Govind Friedland, COO of GoGreen Investments Corp will join LifeZone Metals Board. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Lifezone Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule (as is the case in the Lifezone Business Combination), or we may decide to seek shareholder approval for business or other legal reasons.

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

See “Lifezone Business Combination” above for more information regarding the requisite approvals needed in the Lifezone Business Combination.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

The purpose of such purchases would be to (i) reduce the number of public shares outstanding or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Any public shares purchased by our sponsor or our directors, officers or advisors, or their respective affiliates in privately negotiated transactions will not (i) be purchased at a price higher than the price offered through the redemption process, (ii) be voted in favor of the initial business combination or (iii) have redemption rights, and if such public shares do have redemption rights then such rights will be waived by our sponsor or our directors, officers or advisors, or their respective affiliates.

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

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination, such as the Lifezone Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.35 per share (excluding $.10 per share as a result of the extension payment) and such amount may be increased by $0.10 per share if we extend the time we have to consummate our initial business combination by an additional three months, as described in this Report. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination, including the Lifezone Business Combination, either (i) in connection with a general meeting called to approve the business combination (as is the case in the Lifezone Business Combination) or (ii) if the Lifezone Business Combination is not consummated, by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

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

See “Lifezone Business Combination” above for more information regarding the requisite approvals needed for the Lifezone Business Combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering (“Excess Shares”) could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with (i) our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 25, 2023 (or by July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial holder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

See “Lifezone Business Combination” above for more information regarding the requisite approvals needed for the Lifezone Business Combination.

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

If the Lifezone Business Combination is not completed, we may continue to try to complete a business combination with a different target until April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have until April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) to complete our initial business combination. If we are unable to complete the Lifezone Business Combination or another initial business combination by April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 25, 2023 (or by July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report). However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report).

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 25, 2023 (or by July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and rested memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $18,810 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.35 as of December 31, 2022 (excluding $.10 per share as a result of the extension payment). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.35 (excluding $.10 per share as a result of the extension payment). While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.35 per public share as of December 31, 2022 (excluding $.10 per share as a result of the extension payment) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.35 per public share (excluding $.10 per share as a result of the extension payment) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.35 per share (excluding $.10 per share as a result of the extension payment).

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside of the trust account was $18,810.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.35 per share (excluding $.10 per share as a result of the extension payment) to our public shareholders. Additionally, if we file a bankruptcy insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 25, 2023 (or by July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by April 25, 2023 (or by July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either prior to or upon such consummation and, solely if we seek shareholder approval, we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated by April 25, 2023 (or by July 25, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as LHL, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to consummate an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.35 per public share (excluding $.10 per share as a result of the extension payment) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have six officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devotes in any time period varies based on the stage of the business combination process we are in.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, or October 25, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of such fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business, such as LHL, or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to our initial business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	If we do not complete the Lifezone Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we are attempting to complete our initial business combination with LHL, a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.35 per share (excluding $.10 per share as a result of the extension payment);

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.35 per share (excluding $.10 per share as a result of the extension payment), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	there is substantial doubt about our ability to continue as a “going concern”;

●	significant decline in electrification metals pricing driven by slowdown or reversal of energy transition; and

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting we may not be able to accurately report our financial results in a timely manner, which may affect investor confidence in us and materially and adversely affect our business and operating results. We are in the process of implementing a number of measures to address this material weakness, however, we cannot assure you that these measures will fully address the material weakness and deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remediated.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) our IPO Registration Statement and (ii) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 12, 2022, August 12, 2022 and November 10, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks relating to LHL and the Lifezone Business Combination, please see the Lifezone Registration Statement once filed.

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

On February 24, 2023, there were two holders of record of our units, one holder of record of shares of our Class A ordinary shares and one holder of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a business combination. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our shares, debt or a combination of cash, shares and debt.

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

As indicated in the accompanying financial statements, at December 31, 2022 we had $18,810 in cash held outside of our trust account. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

On December 13, 2022, the Company, Lifezone Metals, our sponsor, Merger Sub, LHL, the LHL Shareholders Representative and the LHL Shareholders entered into the Lifezone Business Combination Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Lifezone Business Combination Agreement, the following transactions will occur: (a) the merger of the Company with and into Merger Sub, with Merger Sub surviving the merger and the security holders of the Company (other than the security holders of the Company electing to redeem their ordinary shares or exercising their dissenters’ rights) becoming security holders of Lifezone Metals in accordance with the Companies Act, (b) the automatic conversion and exchange of (i) each issued and outstanding public warrant of the Company for the right to receive one Lifezone Metals public warrant and (ii) each issued and outstanding private warrant of the Company (whether or not a whole warrant) into the right to receive one Lifezone Metals private warrant, (c) the acquisition by Lifezone Metals of all of the issued and outstanding share capital of LHL from the LHL Shareholders in exchange for the issuance of Lifezone Metals ordinary shares and, if applicable, the issuance of Earnout Shares (as defined in the Lifezone Business Combination Agreement), pursuant to which LHL will become a direct wholly owned subsidiary of Lifezone Metals, and (d) the other transactions contemplated by the Lifezone Business Combination Agreement and the Lifezone Ancillary Documents referred to therein.

The LHL Transactions will be consummated subject to the deliverables and provisions as further described in the Lifezone Business Combination Agreement. For more information on the Lifezone Business Combination Agreement, please see “Item 1. Business.”

Results of Operations and Known Trends or Future Events

All activity through October 25, 2021, relates to our formation and the initial public offering. Since the initial public offering, our activities have been limited to the evaluation of business combination candidates. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations

For the year ended December 31, 2022, we had a net loss of $1,271,060, which consists of operating costs of $5,397,402 partially offset by $4,126,342 of interest income.

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

As of December 31, 2022, we have available to us $18,810 of cash on our balance sheet. We will use these funds, and additional funds received from our Sponsor in the form of working capital loans, primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placement. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On June 6, 2022, we issued a Note for borrowing of up to $300,000 from our Sponsor in connection with advances our Sponsor has made, and may make in the future, to the Company for working capital purposes. As of December 31, 2022, the Company has $300,000 outstanding under the Note. On January 19, 2023, we issued a Working Capital Note for borrowings of up to $300,000 from our Sponsor in connection with advances our Sponsor has made, and may make in the future, to the Company for working capital purposes. As of February 24, 2023, the Company has drawn down $200,000 under the Note. On January 18, 2023, our Sponsor requested that we extend the date by which we must consummate an initial business combination from January 25, 2023 to April 25, 2023. In connection with the extension, on January 19, 2023, we issued the Extension Note in the principal amount of $2,760,000 to our Sponsor. Also on January 19, 2023, our Sponsor deposited the Extension Payment of $2,760,000 (representing $0.10 per public share) into our trust account. This deposit enabled us to implement the extension. The extension is the first of two three-month extensions permitted under our governing documents.

Prior to the completion of our initial business combination, we expect our primary liquidity requirements during that period to include approximately $725,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $325,000 for legal and accounting fees related to regulatory reporting requirements; $185,000 for NYSE and other regulatory fees; $180,000 for office space, administrative and support services for up to 18 months (which may be extended to up to 21 months as described elsewhere in this Report); and approximately $100,000 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

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

We will need to raise additional funds in order to meet the expenditures required for operating our business. Because our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination were less than the actual amount necessary to do so, we will have insufficient funds available to operate our business prior to our initial business combination. Moreover, we will need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

At December 31, 2022, we did not have any capital lease obligations or operating lease obligations.

Commencing on the effective date of the Initial Public Offering through the earlier of the our consummation of a Business Combination and its liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2022, we paid a total of $120,000 under this arrangement.

The underwriters in our initial public offering were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering or $5,520,000. In addition, the underwriters entitled to aggregate deferred underwriting commissions of $9,660,000 consisting of 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. On October 19, 2022, we received a waiver of a portion of the deferred fee from one of our underwriters. As a result of this waiver the deferred fee has been reduced by $4,830,000 leaving a remaining deferred fee of $4,830,000 due at the closing of a Business Combination. Subsequently, on January 26, 2023, the second underwriter waiver their right to the remaining deferred underwriting commissions.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. For the year ended December 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the year ended December 31, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s controls over reconciliations for accrued expenses during the financial statement close and disclosure review process.

Management identified a material weakness related to the financial reporting process, which included not identifying and recording operating accruals and expenses related to the business combination and a lack of review of the Company’s financial statements at each reporting period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over the financial reporting process. Specifically, the Company has established a process by which all contracts and vendors are reviewed on a regular basis to determine if any expense was incurred and properly recorded. The Company has implemented a review of equity transactions to ensure the appropriate accounting for and valuation, as deemed necessary. The Company has also established a formal review process for its financial statements during which the preparers of financial statements present the financial statements to a group of reviewers within the management team with the results of such review being documented. We plan to further improve this process by implementing additional layers of reviews in the financial close process. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessments and those criteria, management determined that we did not maintained effective internal controls over financial reporting as of December 31, 2022, Due to the amterial weakness in our internal control over financial reporting relating to controls over reconciliations for accrued expenses during the financial statement close and disclosure review process.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over the financial reporting process. Specifically, the Company has established a process by which all contracts and vendors are reviewed on a regular basis to determine if any expense was incurred and properly recorded. The Company has also establish a formal review process for its financial statements during which the preparers of financial statements present the financial statements to a group of reviewers within the management team with the results of such review being documented. We plan to further improve this process by implementing additional layers of reviews in the financial close process.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the fiscal year ended December 31, 2022:

-	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and disclosures.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
John Dowd	55	Chief Executive Officer and Chairman
Vikas Anand	46	Chief Development Officer
Dan Foley	55	Chief Technology Officer
Govind Friedland	48	Chief Operating Officer
Sergei Pokrovsky	43	Chief Decarbonization Officer
Michael Sedoy, CFA	48	Chief Financial Officer
Vice Admiral Dennis McGinn	77	Director
Neha Palmer	48	Director
Nereida Flannery	52	Director
Greg Hill	61	Director
Livia Mahler	64	Director
Robert Hvide Macleod	43	Director

The experience of our directors and executive officers is as follows:

John Dowd, our Chief Executive Officer and Chairman of the board of directors since April 2021, has decades of experience generating attractive risk-adjusted returns as a manager of capital. He currently serves as treasurer to the board of directors at the Commonwealth School in Boston. Mr. Dowd previously spent more than three decades researching and investing in the global energy industry. From 2006 to 2019, he served as portfolio manager at Fidelity Research & Management Co., LLC, managing energy- and natural resources-oriented sector funds. Mr. Dowd previously served as a Senior Research Analyst of Sanford C. Bernstein & Co., LLC from 2000 to 2006 and from 1995 to 1997, where he covered the oil service and equipment, and refining and integrated oil segments. Mr. Dowd also previously served as a partner of Lawhill Capital Partners, an energy-focused investment management firm, from 1997 to 2000. He holds a Bachelor’s degree in Mechanical Engineering from Carnegie Mellon University. We believe that Mr. Dowd is well qualified to serve on our board due to his extensive experience in financing and investment and deep understanding of the energy sector.

Vikas Anand, our Chief Development Officer since April 2021, is an executive with extensive experience in renewable energy. He has 23 years of financial expertise and a record of transformational leadership across diverse businesses at General Electric Co. (NYSE:GE). From January 2018 to January 2021, Mr. Anand served as the Chief Executive Officer of GE Renewable Energy — Onshore Wind Americas where he helped the business expand its customer base, and improved its delivery performance, earnings and return on invested capital. Prior to that, he served as the Chief Financial Officer of GE Renewable Energy — Onshore Wind from April 2016 to December 2017. During that period, he provided financial leadership to the business and strengthened its operations. From July 2014 to April 2016, Mr. Anand served as Chief Financial Officer of GE Energy Financial Services, an energy investment business with approximately $16 billion in assets during Mr. Anand’s tenure, focused on providing equity and debt financing to solar, wind and natural gas-fueled power generation and midstream sectors. Prior to that, he held various managerial positions at a number of business units of General Electric Co. Mr. Anand holds a Bachelor’s degree in Commerce from Bangalore University, an MBA from Columbia Business School and a chartered accountancy certification in India. Mr. Anand was the executive sponsor of GE Renewable Energy Junior Officer Leadership, a hiring and development program focused on U.S. military veterans, and was a founding member of AWEA’s Diversity & Inclusion Industry Task Force.

Dan Foley, our Chief Technology Officer since April 2021, has over 30 years of energy sector experience in developing, building, owning and operating traditional and renewable energy projects throughout North America. From August 2013 to April 2020, he served as the founder and Chief Executive Officer of GlidePath Power Solutions LLP, a leading independent developer and owner of advanced energy systems, with a portfolio of 445 megawatts of battery storage and renewable energy projects and 3 gigawatts of battery storage projects in development. Prior to founding GlidePath Power, he was the Chief Executive Officer of Acciona Energy North America Corp., one of the world’s leading renewable energy companies, from October 2010 to May 2012. He also worked in power marketing at Invenergy LLC, in risk management consultation with utilities and at Deloitte LLP, and served as a transmission and generation operator and engineer for Commonwealth Edison Co. He holds a Bachelor’s of Science degree in electrical engineering computer concentration from University of Notre Dame, a Master of Engineering degree from State University of New York, Buffalo and an MBA from University of Chicago.

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

Sergei Pokrovsky, our Chief Decarbonization Officer since April 2021, has over 20 years of experience in energy and mergers and acquisitions (M&A). He spent majority of his career on the upstream energy side. Mr. Pokrovsky founded and has served as Managing Director of Werrus Energy, an energy-focused private equity fund based in Houston since 2017. From 2015 to 2017, he served as Manager, Unconventional Resources, at Lukoil International Upstream West, Inc. Prior to that, Mr. Pokrovsky served as Senior Operations Manager at Kimmeridge Energy from 2012 to 2015, where he led operational activities of private equity portfolio focusing on investing in oil and gas assets. He also held various management roles at Baker Hughes Company from 2005 to 2012. Mr. Pokrovsky brings hands-on experience of operations execution, proprietary deal flow, private companies’ valuation, and bridges the gap between traditional and sustainable clean energy projects. Mr. Pokrovsky understands the challenges traditional energy companies are facing transitioning to carbon neutral future and can identify the best technological solutions to address it. Mr. Pokrovsky holds a Bachelor’s degree in engineering geology from Moscow State University, and a Master degree in geophysics from the University of Alaska, Fairbanks.

Michael Sedoy, CFA, our Chief Financial Officer since April 2021, has over 20 years of experience in energy, utilities, infrastructure and alternative energy investment. Mr. Sedoy has served as portfolio manager at a number of hedge funds and private equity firms. He has served as a portfolio manager at Cinctive Capital since April 2019. He was a portfolio manager at Imua Capital from January 2018 to March 2019, Scoria Capital from February 2016 to December 2017, Kimmeridge Capital from January 2013 to February 2015 and Diamondback Capital from January 2007 to December 2012. Prior to joining the hedge fund industry, Mr. Sedoy was co-portfolio manager of two capital and income funds at Salomon Brothers Asset Management and served as sector head of its energy and utilities investments. Mr. Sedoy was also a senior analyst at AllianceBernstein Holding LP, where he worked on senior investment-grade, high-yield debt and distressed utilities and pipelines. Mr. Sedoy holds a Bachelor’s degree in Finance from Kharkov University of Trade, Ukraine and an MBA from the University of Bridgeport.

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

Neha Palmer, a director on our board since October 2021, is currently the Chief Executive Officer of TeraWatt Infrastructure, a company that develops and finances electric vehicle charging infrastructure in the United States. From January 2012 to March 2021, Ms. Palmer served as head of energy strategy, global infrastructure at Google LLC (formerly Google Inc.) (Google) where she led the team responsible for procurement of energy and electric infrastructure, risk management, energy trading operations, and sourcing as much renewable energy as possible to power Google’s global operations. As a result of initiatives that Ms. Palmer led, Google became the world’s largest corporate purchaser of renewable energy and the first company of its size to achieve 100% renewable energy for operations, which it has done since 2017. Prior to joining Google, Ms. Palmer held several positions at PG&E Corp. (NYSE: PCG) from June 2010 to December 2011, the last being director of corporate development. She previously served as an investment banker for Goldman Sachs Inc. (NYSE: GS), serving clients in the electricity sector. Ms. Palmer holds an MBA from the Kellogg School of Management at Northwestern University and a Bachelor’s degree in Civil Engineering from California Polytechnic State University, San Luis Obispo. We believe that Ms. Palmer is well qualified to serve on our board due to her extensive experience with the energy and finance industries.

Nereida Flannery, a director on our board since October 2021, has over 20 years of M&A, consulting, investment banking and operational experience in China, working with prominent multinational clients as well as leading Chinese firms across a broad range of industries. Ms. Flannery is currently an independent consultant based in Hong Kong. She was the co-founder of The Balloch Group (“TBG”), a leading investment advisory firm in China, and served as Chief Operating Officer of TBG from 2001 to 2007. At TBG, she headed business development activities and was engaged with the firm’s M&A mandates in the natural resources sector. She led the team that advised Hong Kong-listed Zijin Mining Group Co. Ltd. on several of its major overseas acquisitions and originated or managed several other transactions, including Sinopec Group’s 2005 purchase of a 40% interest in a Canadian oil sands project. Ms. Flannery has advised Chinese sector leaders such as Sinochem Corp., China Minmetals Corp., and other mining and oil and gas firms in China, helping them identify overseas acquisition targets and sourcing foreign strategic partners for their projects overseas. Prior to founding TBG, she was the Shanghai general manager and vice president for international business development at Alibaba.com, Asia’s largest e-commerce marketplace, from 2000 to 2001. Ms. Flannery served as Country Manager of the Canada China Business Council in China from 1997 to 2000, where she worked closely with Canadian-member companies to design, execute and monitor their China entry strategies. Ms. Flannery received a Bachelor of Art degree in Political Science from Queen’s University in Canada. She also serves as a director of Galaxy Digital Holdings Ltd. (TSX: GLXY). We believe that Ms. Flannery is well qualified to serve on our board due to her extensive experience in international business transactions and the energy industry.

Greg Hill, a director on our board since October 2021, is president and chief operating officer of Hess Corp. (NYSE:HES), a global independent energy company engaged in the exploration and production of crude oil and natural gas. Prior to joining Hess Corp. in 2009, Mr. Hill spent 25 years at Royal Dutch Shell in a variety of operations, engineering, technical and business leadership roles in Asia-Pacific, Europe and the United States. He served as executive vice president — exploration and production (E&P) of Singapore-based Shell Asia Pacific; vice president of production for Shell E&P Europe; and senior vice president of Aera Energy, LLC, a California-based natural gas and oil producer jointly owned by Shell and ExxonMobil Corp. He is a member of the board of directors of Harbour Direct Holdings, Ltd and Hess Midstream Partners LP (NYSE: HESM); a general member of the Council on Competitiveness and a national commissioner on the Council’s National Commission on Innovation & Competitiveness Frontiers; and Chairman of the Upstream Committee of the American Petroleum Institute. Mr. Hill is also a board member of the National Ocean Industries Association, the American Exploration and Production Council, the Greater Houston Partnership, the Houston Energy Transition Initiative, the WYldlife Fund, Accenture Global Energy Board, and CEOs Against Cancer (Gulf Coast Chapter). He chaired the Wyoming Governor’s ENDOW initiative to develop a 20-year economic diversification plan for the state of Wyoming; co-chaired the Wyoming Governor’s Energy, Engineering, STEM Integration Task Force; and chaired the University of Wyoming Foundation Board until 2020. He is a founding member of the Blue Ribbon Panel on Sustaining America’s Diverse Fish and Wildlife Resources created in 2014 by the Association of Fish and Wildlife Agencies. He holds a Bachelor of Science degree in Mechanical Engineering from University of Wyoming. We believe that Mr. Hill is well qualified to serve on our board due to his extensive experience in the energy industry and prior experience serving on boards of public companies.

Livia Mahler, a director on our board since October 2021, is a co-founder of Vancouver-based Computational Geosciences Inc., which provides technological solutions to the natural resource industry. She has served as President and Chief Executive Officer of Computational Geosciences Inc. since 2010. From 1999 to 2010, she was the Managing Partner of Greenstone Venture Partners L.P., a closed end venture capital fund for early stage technology companies. Ms. Mahler has served on the boards of directors of a number of public and private companies. She is currently a director and a member of the Technical, Audit and Compensation committees at Endeavour Mining Corp., a West African gold producer focused on developing and operating a portfolio of high quality low-cost, long-life mines. She also previously served on the boards of directors of Ivanhoe Mines Ltd. (audit and compensation committees), Diversified Royalty Corp. (audit and compensation committees) and Turquoise Hill Resources Ltd. (audit and compensation committees). Ms. Mahler holds a Bachelor of Science degree in Life Sciences from Hebrew University of Jerusalem, Israel and an MBA from University of British Columbia. We believe that Ms. Mahler is well qualified to serve on our board due to her prior experience serving on boards of directors of other companies as well as her deep understanding of corporate governance.

Robert Hvide Macleod, a director on our board since October 2021, is the owner and has served as the Chairman of Hans Hvide & Co. since January 2011. From November 2014 to October 2020, he served as the Chief Executive Officer of the management division of Frontline Ltd., the world’s largest tanker company, where he led the company through a period of significant fleet growth. Prior to Frontline, Mr. Macleod was employed by maritime and energy conglomerate A.P. Moller Maersk Group from 2002 to 2004 and by Glencore-ST Shipping from May 2004 to August 2011. He is the founder of Highlander Tankers AS and currently holds board positions and equity interests across a wide range of companies. He is the Chairman of the board of directors of Highlander Tankers AS — Norway and also serves as a director of Rankedin AS — Norway. Mr. Macleod holds a maritime business degree from University of Plymouth in the U.K. We believe that Mr. Macleod is well qualified to serve on our board due to [_].

Our Executive Advisors

Robert Friedland, an executive advisor, is founder and chairman of Ivanhoe Capital Corp., an international venture capital firm. He has also served as the Chairman and Chief Executive Officer of Ivanhoe Capital Acquisition Corp., a SPAC, since July 2020. For over 30 years, Ivanhoe Capital has invested in a diverse portfolio of businesses, but focused primarily in the mining and disruptive technology sectors. These investments have been in ventures that led to the discovery and development of some of the world’s most significant mineral deposits, development and applications of advanced technologies across various industries, and the advancement and commercialization of, among others, grid scale vanadium battery technology. Mr. Friedland’s mining interests are targeted toward companies exploring for and seeking to develop the metals needed for the paradigm electrification shift: copper, nickel, cobalt, and the platinum group metals — platinum, palladium and rhodium, which are also known as the electrification metals.

Peggy Wang, an executive advisor, is an attorney specializing in cross-border corporate M&A and private equity, having spent more than 20 years working in New York, Hong Kong and London. Ms. Wang is currently a partner in the Norton Rose Fulbright corporate team based in Hong Kong, focusing on private equity and M&A. She was a private equity partner at White & Case in London, and previously served as the firm’s Asia head of private equity based in Hong Kong. Before joining White & Case, Ms. Wang was a partner at Linklaters in Hong Kong. She also served as M&A Legal senior counsel at Citigroup Inc. (NYSE: C) and was an associate at Kaye Scholer in New York City. She has obtained law degrees from the Duke University School of Law and a bachelor’s degree from the University of Michigan.

Andrew Poole, an executive advisor, has over 19 years of diversified investment experience. Mr. Poole is also a Director of International General Insurance Holdings Ltd (IGI) since March 2020 in connection with the consummation of the business combination with Tiberius Acquisition Corporation. Mr. Poole also serves, since September 2022, as a non-executive Director of FOXO Technologies Inc. since the closing of a business combination with Delwinds Insurance Acquisition Corp., a blank check company which went public in December 2020 with $201.250 million held in trust. He was previously Chairman of the Board of Directors and Chief Executive Officer of Delwinds Insurance Acquisition Corp. Mr. Poole was the Chief Investment Officer of Tiberius, a blank check company which went public in March 2018 and which consummated its initial business combination with IGI. Concurrently, from 2015 through December 2022, Mr. Poole was an investment consultant at The Gray Insurance Company. Mr. Poole’s most recent role prior to joining Tiberius and The Gray Insurance Company was as Partner and Portfolio Manager at Scoria Capital Partners, LP, a long/short equity hedge fund, where he managed a portion of the firm’s capital including insurance sector investments from 2013 to 2015. Prior to Scoria, Mr. Poole held various positions at Diamondback Capital Management from 2005 to 2012 (including Portfolio Manager from 2011 onwards) and SAC Capital from 2004 to 2005, both of which are multi-strategy multi-manager cross capital structure long/short hedge funds. Earlier, Mr. Poole started his career at Swiss Re (SIX: SREN) working in facultative property placements in 2003 and was on the Board of Family Security, a personal lines insurance company, from 2013 to 2015 prior to the sale of the company to United Insurance Holdings Corporation (Nasdaq: UIHC). Mr. Poole is a graduate of The George Washington University.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of seven members. Holders of our founder shares will have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office until our first annual general meeting of shareholders. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each comprised of independent directors. Subject to phase-in rules and a limited exception, the NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the compositions and responsibilities described below. The charter of each committee is available on our website at https://www.gogreeninvestments.com/about/#govern.

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

Compensation Committee

We have established a compensation committee of the board of directors. Livia Mahler, Neha Palmer and Greg Hill serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Ms. Mahler, Ms. Palmer and Mr. Hill are independent, and Ms. Mahler chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor or an affiliate thereof of $10,000 per month, until April 25, 2023 (or until July 25, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our officers, directors, executive advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Greg Hill, Livia Mahler and Dennis McGinn. Mr. Hill, Ms. Mahler and Vice Admiral McGinn are independent, and Mr. Hill serves as chair of the nominating and corporate governance committee.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors and officers. We have filed a copy of our form of Code of Ethics as an exhibit to the IPO Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation from us for services rendered to us. We pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or entities with which they are affiliated, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or any entity with which they are affiliated.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination, such as the Lifezone Registration Statement. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 24, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

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

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
GoGreen Sponsor 1 LP (2)	1,335,000	4.61%	6,900,000	100%	22.98%
John Dowd (2)(3)	1,335,000	4.61%	6,900,000	100%	22.98%
Vikas Anand (3)	—	—	—	—	—
Dan Foley (3)	—	—	—	—	—
Govind Friedland (3)	—	—	—	—	—
Sergei Pokrovsky (3)	—	—	—	—	—
Michael Sedoy (3)	—	—	—	—	—
Vice Admiral Dennis McGinn (3)	—	—	—	—	—
Neha Palmer (3)	—	—	—	—	—
Nereida Flannery (3)	—	—	—	—	—
Greg Hill (3)	—	—	—	—	—
Livia Mahler (3)	—	—	—	—	—
Robert Hvide Macleod (3)	—	—	—	—	—
All executive officers and directors as a group (12 individuals)	1,335,000	4.61%	6,900,000	100%	22.98%

Other 5% Shareholders
Saba Capital Management, L.P. (4)	2,027,877	7.01%	—	—	5.66%
Millennium Management LLC (5)	1,962,973	6.78%	—	—	5.48%
Adage Capital Partners, L.P. (6)	1,960,000	6.77%	—	—	5.47%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1021 Main St., Suite #1960, Houston, TX 77002.
(2)	Shares are held by GoGreen Sponsor 1 LP, a Delaware limited partnership. GoGreen Holdings 1 LLC is the general partner of GoGreen Sponsor I LP of which John Dowd is the managing member. By virtue of such relationship, Mr. Dowd has voting and investment discretion with respect to the securities held of record by GoGreen Sponsor 1 LP. Mr. Dowd disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Each of our officers, directors, director nominees and executive advisors is a limited partner of GoGreen Sponsor I LP. Each such individual disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he or she may have therein, directly or indirectly.

(4)	According to a Schedule 13G/A filed on February 14, 2023, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC (the “reporting persons”) beneficially own 2,027,877 Class A ordinary shares. The business address for the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	According to a Schedule 13G/A filed on January 12, 2023, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander may be deemed to beneficially own 1,962,973 Class A ordinary shares that are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The business address for the reporting persons is 399 Park Avenue, New York, New York 10022.

(6)	According to a Schedule 13G filed on November 4, 2021, Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross acquired 1,960,000 Class A ordinary shares. The business address for the reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Lifezone Business Combination, see “Item 1. Business.”

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

The placement units were sold in a private placement pursuant to Section 4(a)(2) or Regulation D of the Securities Act and are exempt from registration requirements under the federal securities laws. As such, the holders of the placement warrants included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of such warrants is not available.

On March 17, 2021, the sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Promissory Note”). In September 2021, we amended and restated the Promissory Note (the “Amended and Restated Promissory Note”), which increased the loan amount to $500,000 and extended the due date to March 31, 2022. All borrowings outstanding under the Amended and Restated Promissory Note were repaid in connection with the closing of our initial public offering.

Pursuant to an administrative services agreement entered into between the Company and our sponsor, since October 2021 we have paid a total of $10,000 per month to our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until April 25, 2023 (or until July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), our sponsor will be paid a total of $180,000 (or up to a total of $210,000 if we fully extend until July 25, 2023 as described elsewhere in this Report) and will be entitled to be reimbursed for any out-of-pocket expenses.

On June 6, 2022, we issued a promissory note (the “First Working Capital Note”) in the principal amount of up to $300,000 to our sponsor. The First Working Capital Note was issued in connection with advances our sponsor has made, and may make in the future, to us for working capital expenses. The First Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that the winding up of the Company is effective. At the election of our sponsor, all or a portion of the unpaid principal amount of the First Working Capital Note may be converted into units, each unit consisting of one Class A ordinary share and one-half of one warrant, each whole warrant exercisable for one Class A ordinary share (the “Conversion Units”), equal to: (x) the portion of the principal amount of the First Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the placement units issued to our sponsor in the private placement in connection with our initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the First Working Capital Note.

On January 18, 2023, our sponsor requested that the Company extend the date by which it must consummate an initial business combination from January 25, 2023 to April 25, 2023. In connection with the Extension, on January 19, 2023, we issued the Extension Note in the principal amount of $2,760,000 to our sponsor. The Extension Note bears no interest and is due and payable in cash upon the earlier to occur of (i) the date on which the initial business combination is consummated and (ii) the liquidation of the Company on or before April 25, 2023 (or July 25, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or such later liquidation date as may be approved by the Company’s shareholders. On January 19, 2023, our sponsor deposited the Extension Payment (representing $0.10 per public share) into the trust account. This deposit enabled us to implement the Extension.

The Extension is the first of two three-month extensions permitted under our governing documents as described elsewhere in this Report. If we complete our initial business combination, we will, at the option of our sponsor, repay loaned amounts related to the extensions out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the placement units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account, if any such funds are available. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed.

In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an additional extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or permitted designees are not obligated to extend the time for us to complete our initial business combination.

Additionally, on January 19, 2023, we issued a promissory note to our sponsor (the “Second Working Capital Note”) in the principal amount of up to $300,000 for working capital expenses. The Second Working Capital Note bears no interest and is due and payable in cash upon the earlier to occur of (i) the date on which we consummates our initial business combination and (ii) the date that the winding up of the Company is effective. As of February 24, 2023, a total of $200,000 has been borrowed under the Working Capital Note.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the initial business combination. The units would be identical to the placement units sold in the private placement. The terms of any additional loans by our officers and directors, if any, have not been determined except as otherwise described herein and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our sponsor, officers, directors, executive advisors or any entities with which they are affiliated are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, executive advisors or any entities with which they are affiliated and determines which expenses and the amount of expenses that are to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

In connection with the Lifezone Business Combination, we have entered into the Sponsor Support Agreement. We also expect to enter into the Sponsor Lock-up Agreement and New Registration Rights Agreement in connection with the closing of the Share Acquisition. For more information about such agreements, please see “Item. 1 Business.”

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Citrin for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees of Citrin for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $84,000 and $15,000, respectively. The aggregate fees of Citrin related to audit services in connection with our initial public offering totaled approximately $53,794. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we paid Citrin a total of $36,984 and $0, respectively, for audit-related fees.

Tax Fees

We did not pay Citrin for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Citrin for any other services for the years ended December 31, 2022 and 2021.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 2468)	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from March 17, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period from March 17, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from March 17, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

INDEX TO FINANCIAL STATEMENTS

GoGreen Investments Corporation

Page

PART I – FINANCIAL INFORMATION

Item 1. Audited Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 2468)	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from March 17, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period from March 17, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from March 17, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of GoGreen Investments Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GoGreen Investments Corporation (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from March 17, 2021 (inception) to December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from March 17, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United State of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on April 25, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ CITRIN COOPERMAN & COMPANY

We have served as the Company’s auditor since 2021.

New York, New York

February 24, 2023

GOGREEN INVESTMENTS CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$18,810	$474,799
Prepaid expenses	288,674	532,932
Total current assets	307,484	1,007,731
Long-term assets:
Prepaid expenses, net of current portion	—	288,674
Investments held in Trust Account	285,650,505	281,524,163
Total assets	$285,957,989	282,820,568
LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,187,043	$78,562
Note payable to Sponsor	300,000	—
Total current liabilities	4,487,043	78,562
Long-term liability:
Deferred underwriting commission	4,830,000	9,660,000
Total liabilities	9,317,043	9,738,562
Commitments and contingencies (Note 6)
Class A shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.20 per share	281,524,163	281,524,163
Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,335,000 shares issued and outstanding	134	134
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,900,000 shares issued and outstanding	690	690
Additional paid-in-capital	—	—
Accumulated deficit	(4,884,041)	(8,442,981)
Total shareholders’ deficit	(4,883,217)	(8,442,157)
Total liabilities, redeemable ordinary shares, and shareholders’ deficit	$285,957,989	$282,820,568

The accompanying notes are an integral part of these financial statements.

GOGREEN INVESTMENTS CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Period from March 17, 2021 (inception) through December 31, 2021
General and administrative expenses	$5,397,402	$479,576
Loss from operations	(5,397,402)	(479,576)
Other income:
Interest income on investments held in Trust Account	4,126,342	4,163
Net loss	$(1,271,060)	$(475,413)

Weighted average Redeemable Class A ordinary shares outstanding, basic and diluted	27,600,000	6,900,000

Basic and diluted net income (loss) per Redeemable Class A ordinary share	$(0.04)	$4.14

Weighted average Nonredeemable Class A and Class B ordinary shares outstanding, basic and diluted	8,235,000	7,336,735

Basic and diluted net loss per Nonredeemable Class A and Class B ordinary share	$(0.04)	$(0.03)

The accompanying notes are an integral part of these financial statements.

GOGREEN INVESTMENTS CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,335,000	$134	6,900,000	$690	$—	$(8,442,981)	$(8,442,157)
Waiver of deferred underwriting fees	—	—	—	—	—	4,830,000	4,830,000
Net loss	—	—	—	—	—	(1,271,060)	(1,271,060)
Balances, December 31, 2022	1,335,000	$134	6,900,000	$690	$—	$(4,884,041)	$(4,883,217)

FOR THE
PERIOD FROM MARCH 17, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Shareholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, March 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B ordinary shares to Sponsor	—	—	8,337,500	834	24,166	—	25,000
Forfeiture of Class B ordinary shares	—	—	(1,437,500)	(144)	144	—	—
Sale of Class A placement shares	1,335,000	134	—	—	13,349,866	—	13,350,000
Fair Value of public warrants	—	—	—	—	7,424,038	—	7,424,038
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(20,798,214)	(7,967,568)	(28,765,782)
Net loss	—	—	—	—	—	(475,413)	(475,413)
Balances, December 31, 2021	1,335,000	$134	6,900,000	$690	$—	$(8,442,981)	$(8,442,157)

The accompanying notes are an integral part of these financial statements.

GOGREEN INVESTMENTS CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	From March 17, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net loss	$(1,271,060)	$(475,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(4,126,342)	(4,163)
Changes in operating assets and liabilities:
Prepaid expenses	532,932	(821,606)
Accounts payable and accrued expenses	4,108,481	78,562
Net cash used in operating activities	(755,989)	(1,222,620)
Cash flows from investing activities:
Investment of cash in trust account	—	(281,520,000)
Net cash used in investing activities	—	(281,520,000)
Cash flows from financing activities:
Proceeds from sale of Class B Ordinary Shares to Sponsor	—	25,000
Proceeds from sale of Units in Initial Public Offering		276,000,000
Proceeds from sale of Private Placement Units		13,350,000
Repayment of Sponsor Loan		(375,000)
Proceeds from Sponsor Loan	300,000	375,000
Payment of deferred offering costs	—	(6,157,581)
Net cash provided by financing activities	300,000	283,217,419
Net change in cash	(455,989)	474,799
Cash at beginning of period	474,799	—
Cash at end of period	$18,810	$474,799

Waiver of deferred underwriting costs	$(4,830,000)	$—
Deferred underwriting costs	$—	$9,660,000
Accretion of Class A ordinary shares carrying value to redemption value	$—	$28,765,782

The accompanying notes are an integral part of these financial statements.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

All activity through October 25, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the evaluation of Business Combination candidates, and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. On December 13, 2022, The Company and Lifezone Metals Limited (“Lifezone Metals”), an entity incorporated in the Isle of Man entered into a business combination agreement (“Lifezone Business Combination Agreement”). Since entering into the Lifezone Business Combination Agreement the Company’s activities will be limited to completing the Business Combination (as described in Note 10).

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

NOTES TO THE FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination by April 25, 2023 (or by July 25, 2023 if the Company extends the period of time to consummate its Business Combination in accordance with the terms of the Amended and Restated Memorandum and Articles of Association (the “Combination Period”) (as described in Note 11)), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares (any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of either Working Capital Loans or extension loans made to the Company) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00. Further on October 19, 2022, the Company and one of the underwriters executed a waiver letter and the underwriter waived $4,830,000 of the deferred underwriting commission (see Note 6). Subsequently, on January 26, 2023, the Company and the second underwriter executed a waiver letter and the underwriter waived $4,830,000 of the remaining deferred underwriting fee (see Note 11).

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

Going Concern

As of December 31, 2022, the Company had cash of $18,810, a working capital deficit of $4,179,559, accumulated deficit of $4,884,041 and net cash used in operations of $755,989.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5) and a promissory note, as amended, from the Sponsor (see Note 5). Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Placement Units, and the funding of working capital loans received from its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of December 31, 2022 and 2021, there were $300,000 and $0 outstanding under Working Capital Loans (as defined in Note 5). As of December 31, 2022, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations. Subsequent to December 31, 2022, the Company borrowed an additional $200,000 from its Sponsor (see Note 11).

Furthermore, if the Company is unable to complete a business combination by April 25, 2023 (or July 25, 2023 if the Company extends the period available to complete a business combination), the Company will cease all operations except for purposes of liquidation. On January 18, 2023, the Sponsor requested that the Company extend the date by which it must consummate an initial business combination from January 25, 2023 to April 25, 2023. In connection with the extension, on January 19, 2023, the Company issued a note (the “Extension Note”) in the principal amount of $2,760,000 to the Sponsor. Also on January 19, 2023, the Sponsor deposited a payment (the “Extension Payment”) of $2,760,000 (representing $0.10 per public share) into the Trust account. This deposit enabled the Company to implement the extension. The extension is the first of two three-month extensions permitted under the Company’s governing documents (as described in Note 11).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” if the Company is unable to complete a Business Combination by the close of business on April 25, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of investments in money market funds that invest in U.S. government treasury obligations and generally have a readily determinable fair value. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest earned is paid in kind through the issuance of additional U.S. government treasury obligations and recognized as interest income in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

NOTES TO THE FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Redeemable Shares (cont.)

At December 31, 2022, the Class A ordinary shares reflected in the accompanying balance sheet are reconciled in the following table:

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

The Company’s Class B ordinary shares deemed transferred to its incoming directors and advisors by way of granting of an interest in the Sponsor (see Note 5) were deemed to be within the scope of ASC 718. The fair value of equity awards was estimated using a Monte Carlo Model Simulation. The key assumptions in the option pricing model utilized were assumptions related to the expected separation date of the Units, anticipated Business Combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the Initial Public Offering closing date was derived based upon similar SPAC warrants. The fair value of the Class B ordinary Share was $2,482,200 or $7.88 per share. The shares deemed transferred are subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments for valuation purposes. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no share-based compensation expense has been recognized during the year ended December 31, 2022 or for the period from March 17, 2021 (inception) through December 31, 2021. The unrecognized compensation expense related to the Class B ordinary shares at December 31, 2022 and 2021, was $2,482,200 and will be recorded when a performance condition occurs.

During the year ended December 31, 2022, the Company’s Sponsor transferred an additional 115,000 Class B ordinary shares as compensation to service providers. The shares transferred are subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments for valuation purposes. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no share-based compensation expense has been recognized during the year ended December 31, 2022. The unrecognized compensation expense related to the Class B ordinary shares at December 31, 2022, will be recorded when a performance condition occurs.

Net Income (Loss) Per Ordinary Share

The Company’s statements of operations includes a presentation of income (loss) per share for Class A redeemable ordinary shares and income (loss) per share for Class A and Class B non-redeemable shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, as adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of the redeemable ordinary shares. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable and non-redeemable ordinary shares by the weighted average number of ordinary shares outstanding for the period.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Ordinary Share (cont.)

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants is contingent upon the occurrence of future events. For the year ended December 31, 2022, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the year ended December 31, 2022.

A reconciliation of net income (loss) per ordinary share as adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption is as follows:

	Year ended December 31, 2022	Period from March 17, 2021 (inception) through December 31, 2021
Redeemable Class A Ordinary Share:
Net loss allocable to ordinary shareholders	$(1,271,060)	$(475,413)
Less: Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	(292,094)	(244,999)
Plus: Deemed dividend to Class A shareholders	-	28,765,782
Net income (loss) allocable to Redeemable Class A ordinary shares	$(978,966)	$28,535,368

Basic and diluted weighted average number of Redeemable Class A ordinary shares	27,600,000	6,900,000

Basic and diluted income (loss) available to Redeemable Class A ordinary shares	$(0.04)	$4.14

Nonredeemable Class A and Class B Ordinary Shares
Net loss allocable to Nonredeemable Class A and Class B ordinary shares	(292,094)	(244,999)
Basic and diluted weighted average number of Nonredeemable Class A and Class B ordinary shares	8,235,000	7,336,735

Basic and diluted loss) available to Nonredeemable Class A and Class B ordinary shares	$(0.04)	$(0.03)

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 5 — Related-Party Transactions

Founder Shares

On April 7, 2021, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, up to 937,500 of which were subject to forfeiture, for an aggregate price of $25,000. On September 21, 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in the Sponsor holding 5,750,000 Founder Shares, up to 750,000 of which were subject to forfeiture. On October 20, 2021, the Company effectuated a share capitalization of 1,150,000 Founder Shares, resulting in an aggregate of 6,900,000 Founder Shares outstanding and held by the Sponsor, up to 900,000 of which were subject to forfeiture. The Sponsor subsequently granted an interest in the Sponsor, representing an aggregate of 200,000 Founder Shares to the members of the Company’s board of directors and advisors for the same per-share consideration that it originally paid for such shares, resulting in the Sponsor holding 6,700,000 Founder Shares after giving effect to the grant of interest. Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture. On December 13, 2022, the Sponsor agreed to deposit 1,725,000 of Founder Shares (the “Sponsor Earn-Out Shares”) into escrow at the closing of the proposed Business Combination. These shares vest on trading price conditions that are met at any time prior to the fifth anniversary of the closing of the Business Combination (as described in Note 10).

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

In addition, in order to finance operations and transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. On June 6, 2022, the Company issued a promissory note (the “Note”) for borrowings of up to $300,000 from the Sponsor. As of December 31, 2022, the Company has $300,000 outstanding under the Note. On January 19, 2023, the Company issued a promissory note (the “Working Capital Note”) for borrowings of up to $300,000 from the Sponsor, of which $200,000 has been borrowed under the Working Capital Note as of February 24, 2023 (as described Note 11).

On January 18, 2023, the Sponsor requested that the Company extend the date by which it must consummate an initial business combination from January 25, 2023 to April 25, 2023. In connection with the extension, on January 19, 2023, the Company issued the Extension Note in the principal amount of $2,760,000 to the Sponsor. Also on January 19, 2023, the Sponsor deposited the Extension Payment of $2,760,000 (representing $0.10 per public share) into the Trust account. This deposit enabled the Company to implement the extension. The extension is the first of two three-month extensions permitted under the Company’s governing documents (as described in Note 11).

Administrative Support Agreement

The Company has agreed, commencing on the date the securities of the Company are first listed on the New York Stock Exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

Underwriting Agreement

The Company paid the underwriters a cash underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of (i) $0.35 per Unit of the gross proceeds of the initial 27,600,000 Units sold in the Initial Public Offering, or $9,660,000. The deferred underwriting fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On October 19, 2022, the Company and one of its underwriters executed a waiver letter and the underwriter waived $4,830,000 of the deferred underwriting fee which was recognized an adjustment to accumulated deficit. At December 31, 2022 and 2021, the deferred underwriting fee payable was $4,830,000 and $9,660,000, respectively. Subsequently, on January 26, 2023, the Company and the second underwriter executed a waiver letter and the underwriter waived $4,830,000 of the remaining deferred underwriting fee (see Note 11).

Placement Agent Agreements

On June 20, 2022, the Company entered into an agreement with a placement agent in connection with its proposed business combination. Upon consummation of the proposed business combination, the Company shall pay a transaction fee, payable in cash, of (i) two million dollars ($2,000,000) plus (ii) 2.0% of the fair market value of all of the consideration paid by investors for the securities issued in connection with the proposed business combination before deduction of the expenses related to the transaction.

On January 11, 2023, the Company entered into an agreement with a placement agent in connection with its proposed business combination. Upon consummation of the proposed business combination, the Company shall pay a transaction fee of (i) one million dollars ($1,000,000), (ii) 3% of the aggregate cash consideration paid for the securities issued in connection with the PIPE financing by any investor(s) who was initially identified and contracted or otherwise sourced by the placement agent, and (iii) up to 150,000 ordinary shares of the Company from the Company’s Sponsor.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 28,935,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

In connection with the execution of the Lifezone Business Combination, the Sponsor agreed to deposit 1,725,000 Class B ordinary shares into escrow. These shares will be released to the Sponsor in the event that certain conditions are met within a specified time frame (see Note 10).

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

NOTES TO THE FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$285,650,505	$285,650,505	$-	$-

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$281,524,163	$281,524,163	$-	$-

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 10 — Lifezone Business Combination

Business Combination Agreement

On December 13, 2022, the Company, Lifezone Metals, an entity incorporated in the Isle of Man, the Company’s Sponsor, Aqua Merger Sub (“Merger Sub”), an entity incorporated in the Caymen Islands and wholly owned subsidiary of Lifezone Metals, Lifezone Holdings Limited (“LHL”), the LHL Shareholders Representative and the LHL Shareholders entered into the Lifezone Business Combination Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Lifezone Business Combination Agreement, the following transactions will occur: (a) the merger of the Company with and into Merger Sub, with Merger Sub surviving the merger and the security holders of the Company (other than the security holders of the Company electing to redeem their ordinary shares or exercising their dissenters’ rights) becoming security holders of Lifezone Metals in accordance with the Companies Act, (b) the automatic conversion and exchange of (i) each issued and outstanding public warrant of the Company for the right to receive one Lifezone Metals public warrant and (ii) each issued and outstanding private warrant of the Company (whether or not a whole warrant) into the right to receive one Lifezone Metals private warrant, (c) the acquisition by Lifezone Metals of all of the issued and outstanding share capital of LHL from the LHL Shareholders in exchange for the issuance of Lifezone Metals ordinary shares and, if applicable, the issuance of Earnout Shares (as defined in the Lifezone Business Combination Agreement), pursuant to which LHL will become a direct wholly owned subsidiary of Lifezone Metals, and (d) the other transactions contemplated by the Lifezone Business Combination Agreement and the Ancillary Documents referred to therein.

In consideration for the Merger, each shareholder of the Company will receive one Lifezone Metals ordinary share and one Lifezone Metals warrant for each ordinary share and whole warrant they hold in the Company, respectively, immediately prior to the Merger. In accordance with the terms and subject to the conditions of the Lifezone Business Combination Agreement, the consideration to be received by the LHL Shareholders (fully diluted for the exercise and vesting of (i) any outstanding options to purchase LHL ordinary shares, whether or not exercisable and whether or not vested, granted under the LHL option plan (“LHL Options”) (ii) any restricted stock units granted by LHL (a) payable in LHL ordinary shares or (b) the value of which is determined with reference to the value of the shares of LHL, whether or not exercisable and whether or not vested (“LHL RSUs”)) in connection with the Share Acquisition will be the issuance of an aggregate number of Lifezone Metals ordinary shares equal to (a) $626,801,280 divided by (b) $10.00. As additional consideration for the LHL ordinary shares acquired by Lifezone Metals in connection with the Share Acquisition, Lifezone Metals will issue to eligible LHL Shareholders up to an aggregate of 25,072,052 Earnout Shares, subject to certain triggering events, as described further in the Lifezone Business Combination Agreement.

In connection with the closing of the Share Acquisition (the “Share Acquisition Closing”), unvested LHL options will vest and become exercisable and the vesting of LHL RSUs will accelerate and holders of LHL awards will have the opportunity to exercise their LHL options and settle their LHL RSUs, in each case, subject to full payment of the applicable exercise price or call price. LHL ordinary shares delivered pursuant to the exercise or settlement of a LHL equity award will be treated the same as other LHL ordinary shares in connection with the Share Acquisition Closing. On the Share Acquisition Closing, any unexercised LHL options or LHL RSUs whose call price is not paid in full will lapse for no consideration.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 10 — Lifezone Business Combination (cont.)

Sponsor Support Agreement

In connection with the execution of the Lifezone Business Combination Agreement, the Company’s sponsor entered into a support agreement (the “Sponsor Support Agreement”) with the Company, Lifezone Metals and LHL, pursuant to which the Company’s Sponsor has agreed to, among other things, (a) vote at any meeting of the Company’s shareholders to be called for approval of the LHL Transactions all ordinary shares of the Company held of record or thereafter acquired by the Sponsor (collectively, the “Sponsor Securities”) in favor of the Shareholder Approval Matters, (b) be bound by certain other covenants and agreements related to the LHL Transactions and (c) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that the Company’s sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the LHL Transactions with respect to any Sponsor Securities they may hold.

Subject to the conditions set forth in the Sponsor Support Agreement, the Company’s Sponsor additionally agreed to deposit 1,725,000 of the Class B ordinary shares of Sponsor Securities (“Sponsor Earn-Out Shares”) into escrow and, if at any time prior to or as of the fifth anniversary of the Share Acquisition Closing, the volume-weighted average price (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period, is greater than or equal to: (i) $14.00, then 862,500 of the Sponsor Earn-Out Shares will vest, or (ii) $16.00, then 1,725,000 of the Sponsor Earn-Out Shares (less any Sponsor Earnout Shares previously vested pursuant to clause (i)) will vest. If a Change of Control (as defined in the Sponsor Support Agreement) occurs as of or prior to the fifth anniversary of the Share Acquisition Closing, pursuant to which Lifezone Metals or its shareholders receive consideration implying a value per Lifezone Metals ordinary share (as determined in good faith by the board of directors of Lifezone Metals) of (a) less than $14.00, then no Sponsor Earnout Shares will vest, (b) greater than or equal to $14.00 but less than $16.00, 862,500 Sponsor Earnout Shares will vest, and (c) greater than or equal to $16.00, then 1,725,000 Sponsor Earnout Shares (less any Sponsor Earnout Shares previously vested pursuant to clause (b)) will vest.

Subject to the conditions set forth in the Sponsor Support Agreement, each LHL Shareholder’s Closing Number of Shares (as defined in the Lifezone Business Combination) issued at the Share Acquisition Closing shall be increased by a number of Lifezone Metals ordinary shares equal to the number of Sponsor Securities forfeited pursuant to the Sponsor Support Agreement. The Company’s Sponsor shall forfeit its shares at a value of $10 per share, up to a maximum value of $35 million, to the extent Lifezone Metals would have less than $50 million of net cash from the PIPE Investment and the Trust account after payment of certain transaction expenses, as set forth in the Lifezone Business Combination Agreement. These shares will be forfeited first from the Sponsor Earn-Out Shares subject to vesting at the $16 level and then those subject to vesting at the $14 level, until there are no Sponsor Earn-Out Shares remaining, and thereafter, from Lifezone Metals ordinary shares that the Company’s Sponsor would have received as transaction consideration. An equivalent number of Lifezone Metals ordinary shares will be issued to the LHL Shareholders at the Share Acquisition Closing.

PIPE Subscription Agreements

Upon closing of the Lifezone Business Combination, the Company and Lifezone Metals entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors, pursuant to which such investors agreed to subscribe for and purchase, and Lifezone Metals agreed to issue and sell to such investors an aggregate of 7,017,317 Lifezone Metals ordinary shares for $10.00 per share, for aggregate gross proceeds of $70,173,170.00 (the “PIPE Financing”). The Subscription Agreements provide that Lifezone Metals will grant the investors in the PIPE Financing certain customary registration rights. The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the LHL Transactions.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 10 — Lifezone Business Combination (cont.)

New Registration Rights Agreement

The Lifezone Business Combination Agreement contemplates that, at the Share Acquisition Closing, Lifezone Metals, certain LHL equityholders, certain Company equityholders, the Company’s Sponsor and the Company will enter into the New Registration Rights Agreement, pursuant to which Lifezone Metals will agree to register for resale certain shares of Lifezone Metals ordinary shares and other equity securities of Lifezone Metals that are held by the parties thereto from time to time. Pursuant to the New Registration Rights Agreement, Lifezone Metals will agree to file a shelf registration statement registering the resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) no later than 30 days of the Share Acquisition Closing. Lifezone Metals also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that Lifezone Metals will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Warrant Assumption Agreement

The Lifezone Business Combination Agreement contemplates that, immediately prior to the Merger Effective Time, the Company and Continental will enter into an Assignment, Assumption and Amendment Agreement (the “Warrant Assumption Agreement”), which amends that certain Warrant Agreement, dated as of October 20, 2021, by and between the Company and Continental, as warrant agent (the “Existing Warrant Agreement”), pursuant to which (a) the Company will assign to Lifezone Metals, and Lifezone Metals will assume, all of the Company’s right, title and interest in and to the Existing Warrant Agreement and (b) each warrant of the Company shall be modified to no longer entitle the holder to purchase the Company’s ordinary shares and instead acquire an equal number of Lifezone Metals ordinary shares per warrant of the Company.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 19, 2023, the Company issued a promissory note (the “Extension Note”) in the principal amount of $2,760,000 (the “Extension Payment”) to the Company’s Sponsor in connection with the Extension, which is the first of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. The Extension Note bears no interest and is due and payable in cash upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before April 25, 2023 (unless extended to July 25, 2023) or such later liquidation date as may be approved by the Company’s shareholders.

On January 19, 2023, the Company issued a promissory note (the “Working Capital Note”) in the principal amount of $300,000 to the Company’s sponsor for working capital purposes. The Working Capital Note bears no interest and is due and payable in cash upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of February 24, 2023, a total of $200,000 has been borrowed under the Working Capital Note.

On January 25, 2023, the Company sold all of the money market funds that invest in U.S. government treasury obligations held in its Trust Account and placed the proceeds into an interest bearing savings account held in the Trust Account.

On January 26, 2023, the Company and the second underwriter executed a waiver letter and the underwriter waived the remaining $4,830,000 deferred underwriting fee.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 20, 2021, by and among the Company and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC. (3)
2.1	Business Combination Agreement, dated December 13, 2022, by and among the Company, our sponsor, Lifezone Metals, Merger Sub, LHL, the LHL Shareholder Representative and the LHL Shareholders. (7)†
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October, 2021, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (5)
10.1.1	Promissory Note, dated March 17, 2021, issued to our sponsor. (1)
10.1.2	Amended and Restated Promissory Note, dated September 21, 2021, issued to our sponsor. (4)
10.1.3	Promissory Note, dated June 6, 2022, issued to our sponsor. (6)
10.1.4	Promissory Note, dated as of January 19, 2023, issued to our sponsor. (8)
10.1.5	Promissory Note, dated as of January 19, 2023, issued to our sponsor. (8)
10.2	Letter Agreement, dated October 20, 2021, by and among the Company, its officers, its directors and our sponsor. (3)
10.3	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental, as trustee. (3)
10.4	Registration Rights Agreement, dated October 20, 2021, by and between the Company, our sponsor and certain other securityholders of the Company. (3)
10.5	Securities Subscription Agreement, dated March 17, 2021, between the Company and our sponsor. (1)
10.6	Unit Subscription Agreement, dated October 20, 2021, by and between the Company and our sponsor. (3)
10.7	Administrative Support Agreement, dated October 20, 2021, by and between the Company and our sponsor. (3)
10.8	Sponsor Support Agreement, dated December 13, 2022, by and among the Company, our sponsor, Lifezone Metals and LHL. (7)
10.9	Form of LHL Shareholder Lock-Up Agreement. (7)
10.10	Form of Sponsor Lock-Up Agreement. (7)
10.11	Form of PIPE Subscription Agreement for institutional investors. (7)
10.12	Form of PIPE Subscription Agreement for accredited investors. (7)
10.13	Form of New Registration Rights Agreement. (7)
10.14	Form of Warrant Assumption Agreement. (7)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
99.3	Nominating and Corporate Governance Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on June 4, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 1, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2021.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on September 27, 2021.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2022.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2022.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2023	GoGreen Investments Corporation

	By:	/s/ John Dowd
	Name:	John Dowd
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John Dowd	Chief Executive Officer and Chairman of the Board	February 24, 2023
John Dowd	(Principal Executive Officer)

/s/ Michael Sedoy	Chief Financial Officer	February 24, 2023
Michael Sedoy	(Principal Financial and Accounting Officer)

/s/ Vice Admiral Dennis McGinn	Director	February 24, 2023
Vice Admiral Dennis McGinn

/s/ Neha Palmer	Director	February 24, 2023
Neha Palmer

/s/ Nereida Flannery	Director	February 24, 2023
Nereida Flannery

/s/ Greg Hill	Director	February 24, 2023
Greg Hill

/s/ Livia Mahler	Director	February 24, 2023
Livia Mahler

/s/ Robert Hvide Macleod	Director	February 24, 2023
Robert Hvide Macleod