Form 10-Q
period 2023-03-31
GoGreen Investments Corp
filed 2023-05-04
CIK 1852940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 4, 2023, there were 28,935,000 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) and 6,900,000 Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), of the registrant issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

GoGreen Investments Corporation

i

GOGREEN INVESTMENTS CORPORATION

CONDENSED BALANCE SHEETS

UNAUDITED

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$1,688	$18,810
Prepaid expenses	155,441	288,674
Total current assets	157,129	307,484
Long-term assets:
Investments held in Trust Account	291,015,198	285,650,505
Total Assets	$291,172,327	285,957,989
LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,040,323	$4,187,043
Note payable to Sponsor	600,000	300,000
Extension note payable to Sponsor	2,760,000	—
Total current liabilities	8,400,323	4,487,043
Long-term liability:
Deferred underwriting commission	—	4,830,000
Total liabilities	8,400,323	9,317,043
Commitments and Contingencies (Note 6)
Class A shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.20 per share	281,524,163	281,524,163
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 1,335,000 issued and outstanding	134	134
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,900,000 shares issued and outstanding	690	690
Additional paid-in-capital	—	—
Retained earnings (Accumulated deficit)	1,247,017	(4,884,041)
Total shareholders’ equity (deficit)	1,247,841	(4,883,217)
Total liabilities, redeemable ordinary shares, and shareholders’ equity (deficit)	$291,172,327	$285,957,989

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
General and administrative expenses	$1,303,635	$397,957
Loss from operations	(1,303,635)	(397,957)
Other income:
Interest income on investments held in Trust Account	2,604,693	22,975
Net income (loss)	$1,301,058	$(374,982)

Weighted average Redeemable Class A ordinary shares outstanding, basic and diluted	27,600,000	27,600,000

Basic and diluted net income (loss) per Redeemable Class A ordinary share	$0.04	$(0.01)

Weighted average Nonredeemable Class A and Class B ordinary shares outstanding, basic and diluted	8,235,000	8,235,000

Basic and diluted net income (loss) per Nonredeemable Class A and Class B ordinary share	$0.04	$(0.01)

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

						Retained
	Ordinary Shares				Additional	Earnings	Shareholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balances, December 31, 2022	1,335,000	$134	6,900,000	$690	$—	$(4,884,041)	$(4,883,217)
Waiver of deferred underwriting fees	—	—	—	—	—	4,830,000	4,830,000
Net income	—	—	—	—	—	1,301,058	1,301,058
Balances, March 31, 2023	1,335,000	$134	6,900,000	$690	$—	$1,247,017	$1,247,841

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	1,335,000	$134	6,900,000	$690	$—	$(8,442,981)	$(8,442,157)
Net loss	—	—	—	—	—	(374,982)	(374,982)
Balances, March 31, 2022	1,335,000	$134	6,900,000	$690	$—	$(8,817,963)	$(8,817,139)

See accompanying notes to the unaudited condensed financial statements.

GOGREEN INVESTMENTS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$1,301,058	$(374,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,604,693)	(22,975)
Changes in operating assets and liabilities:
Prepaid expenses	133,233	133,233
Accounts payable and accrued expenses	853,280	65,959
Net cash used in operating activities	(317,122)	(198,765)
Cash flows from investing activities:
Cash deposited into Trust Account	(2,760,000)	—
Net cash used in investing activities	(2,760,000)	—
Cash flows from financing activities:
Proceeds from Sponsor Loan	300,000	—
Proceeds from Extension Loan from Sponsor	2,760,000	—
Net cash provided by financing activities	3,060,000	—
Net change in cash	(17,122)	(198,765)
Cash at beginning of period	18,810	474,799
Cash at end of period	$1,688	$276,034
Waiver of deferred underwriting costs	(4,830,000)	—

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

All activity through October 25, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the evaluation of Business Combination candidates, and the Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. On December 13, 2022, The Company and Lifezone Metals Limited, an Isle of Man company (“Lifezone Metals”) entered into a business combination agreement (the “Lifezone Business Combination Agreement”). Since entering into the Lifezone Business Combination Agreement, the Company’s activities will be limited to completing the Business Combination (as described in Note 10).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, an amount equal to $281,520,000 ($10.20 per Unit sold in the Initial Public Offering), including certain of the proceeds of the Placement Units, was held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

If the Company is unable to complete a Business Combination by July 25, 2023 unless otherwise extended in accordance with the terms of the Amended and Restated Memorandum and Articles of Association (the “Combination Period”) (as described in Note 11), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares (any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of either Working Capital Loans or extension loans made to the Company) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters had agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company did not complete a Business Combination within the Combination Period and, in such event, such amounts were to be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00. On October 19, 2022, the Company and one of the underwriters executed a waiver letter and the underwriter waived $4,830,000 of the deferred underwriting commission (see Note 6). On January 26, 2023, the Company and the second underwriter executed a waiver letter and the underwriter waived $4,830,000 of the remaining deferred underwriting fee (see Note 6).

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

Going Concern

As of March 31, 2023, the Company had cash of $1,688, a working capital deficit of $8,243,194, retained earnings of $1,247,017 and net cash used in operations of $317,122.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (see Note 5) and a promissory note, as amended, from the Sponsor (see Note 5). Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied through a portion of the net proceeds from the Placement Units, and the funding of working capital loans received from its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In order to finance transaction costs in connection with a  Business Combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs and there is no guarantee that the Company will receive such funds. As of March 31, 2023 and December 31, 2022, there were $600,000 and $300,000, respectively, outstanding under Working Capital Loans (as defined in Note 5). As of March 31, 2023, the Company does not have sufficient working capital and will need to borrow additional funds from its Sponsor in order to fund its operations. Subsequent to March 31, 2023, the Company borrowed an additional $200,000 from its Sponsor (see Note 11).

Furthermore, if the Company is unable to complete a business combination within the Combination Period, the Company will cease all operations except for purposes of liquidation. On January 18, 2023, the Sponsor requested that the Company extend the Combination Period from January 25, 2023 to April 25, 2023 (the “First Extension”). In connection with the First Extension, on January 19, 2023, the Company issued a note (the “First Extension Note”) in the aggregate principal amount of $2,760,000 to the Sponsor. Also on January 19, 2023, the Sponsor deposited a payment (the “First Extension Payment”) of $2,760,000 (representing $0.10 per public share) into the Trust Account. This deposit enabled the Company to implement the First Extension. The First Extension is the first of two three-month extensions permitted under the Company’s governing documents (as described in Note 5).

Additionally, on April 10, 2023, the Sponsor requested that the Company extend the Combination Period from April 25, 2023 to July 25, 2023 (the “Second Extension”). In connection with the Second Extension, on April 10, 2023, the Company issued a note (the “Second Extension Note”) in the aggregate principal amount of $2,760,000 (representing $0.10 per public share) to the Sponsor and Lifezone Limited, an Isle of Man company (“Lifezone Limited”). On April 12, 2023, Lifezone Limited deposited a payment (the “Lifezone Extension Payment”) of $1,380,000 (representing $0.05 per public share) into the Trust account. On April 13, 2023, the Sponsor deposited a payment (the “Sponsor Payment,” and collectively with the Lifezone Extension Payment, the “Second Extension Payment”) of $1,380,000 into the Trust Account. These deposits enabled the Company to implement the Second Extension. In connection with the Lifezone Extension Payment provided by Lifezone Limited, the Sponsor agreed to forfeit the right to receive 41,400 ordinary shares in Lifezone Metals immediately prior to the closing of the Business Combination (as described in Note 11).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” if the Company is unable to complete a Business Combination by the close of business on July 25, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited condensed financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). The accompanying condensed balance sheet at December 31, 2022 has been derived from the audited Balance Sheet at December 31, 2022 contained in the Company’s 2022 Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of cash and investments in money market funds that invest in U.S. government treasury obligations and generally have a readily determinable fair value. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest earned is paid in kind through the issuance of additional U.S. government treasury obligations and recognized as interest income in the statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and management concluded that the warrants issued in the Units and Placement Units qualified for equity accounting treatment.

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Redeemable Shares (cont.)

At March 31, 2023, the Class A ordinary shares reflected in the accompanying condensed balance sheet are reconciled in the following table:

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

The Company’s Class B ordinary shares deemed transferred to its incoming directors and advisors by way of granting of an interest in the Sponsor (see Note 5) were deemed to be within the scope of ASC 718. The fair value of equity awards was estimated using a Monte Carlo Model Simulation. The key assumptions in the option pricing model utilized were assumptions related to the expected separation date of the Units, anticipated Business Combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the Initial Public Offering closing date was derived based upon similar SPAC warrants. During the year ended December 31, 2022, the Company’s Sponsor transferred an additional 115,000 Class B ordinary shares as compensation to service providers. The fair value of the Class B ordinary Share was $2,482,200 or $7.88 per share. The shares deemed transferred are subject to a performance condition, namely the occurrence of a Business Combination. This performance condition is considered in determining the grant date fair value of these instruments for valuation purposes. Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no share-based compensation expense has been recognized during the three months ended March 31, 2023. The unrecognized compensation expense related to the Class B ordinary shares at March 31, 2023 and December 31, 2022, was $2,482,200 and will be recorded when a performance condition occurs.

Net Income (Loss) Per Ordinary Share

The Company’s condensed statements of operations includes a presentation of income (loss) per share for Class A redeemable ordinary shares and income (loss) per share for Class A and Class B non-redeemable shares in a manner similar to the two-class method in calculating net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable ordinary share and the non-redeemable ordinary share by the weighted average number of ordinary shares outstanding for the period, as adjusted for the effects of deemed dividend under the assumption that they represent dividends to the holders of the redeemable ordinary shares. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is computed by dividing the pro rata net income (loss) between the redeemable and non-redeemable ordinary shares by the weighted average number of ordinary shares outstanding for the period.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Ordinary Share (cont.)

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants is contingent upon the occurrence of future events. For the period ended March 31, 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the three month periods ended March 31, 2023 and 2022.

A reconciliation of net income (loss) per ordinary share as adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption is as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Redeemable Class A Ordinary Share:
Net income (loss) allocable to ordinary shareholders	$1,301,058	$(374,982)
Less: Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	298,987	(86,172)
Net income (loss) allocable to Redeemable Class A ordinary shares	$1,002,071	$(288,810)

Basic and diluted weighted average number of Redeemable Class A ordinary shares	27,600,000	27,600,000

Basic and diluted income (loss) available to Redeemable Class A ordinary shares	$0.04	$(0.01)

Nonredeemable Class A and Class B Ordinary Shares
Net income (loss) allocable to Nonredeemable Class A and Class B ordinary shares	298,987	(86,172)
Basic and diluted weighted average number of Nonredeemable Class A and Class B ordinary shares	8,235,000	8,235,000

Basic and diluted income (loss) available to Nonredeemable Class A and Class B ordinary shares	$0.04	$(0.01)

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

In addition, in order to finance operations and transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. On June 6, 2022, the Company issued a promissory note (the “Note”) for borrowings of up to $300,000 from the Sponsor. On January 19, 2023, the Company issued a promissory note (the “Working Capital Note”) for borrowings of up to $300,000 from the Sponsor. As of March 31, 2023 and December 31, 2022, the Company has $600,000 and $300,000, respectively outstanding under the Notes. On April 10, 2023, the Company issued a promissory note (the “Third Working Capital Note”) for borrowings of up to $300,000 from the Sponsor of which $200,000 has been borrowed under the Note as of May 4, 2023 (as described Note 11).

On January 18, 2023, the Sponsor requested that the Company effectuate the First Extension. In connection with the First Extension, on January 19, 2023, the Company issued the First Extension Note in the aggregate principal amount of $2,760,000 to the Sponsor. Also on January 19, 2023, the Sponsor deposited the First Extension Payment of $2,760,000 (representing $0.10 per public share) into the Trust Account. This deposit enabled the Company to implement the First Extension. The First Extension is the first of two three-month extensions permitted under the Company’s governing documents (as described in Note 5).

Additionally, on April 10, 2023, the Sponsor requested that the Company effectuate the Second Extension. In connection with the Second Extension, on April 10, 2023, the Company issued the Second Extension Note in the aggregate principal amount of $2,760,000 (representing $0.10 per public share) to the Sponsor and Lifezone Limited. On April 12, 2023, Lifezone Limited deposited the Lifezone Extension Payment of $1,380,000 (representing $0.05 per public share) into the Trust Account. On April 13, 2023, the Sponsor deposited the Sponsor Payment of $1,380,000 into the Trust Account. These deposits enabled the Company to implement the Second Extension. In connection with the Lifezone Extension Payment provided by Lifezone Limited, the Sponsor agreed to forfeit the right to receive 41,400 ordinary shares in Lifezone Metals immediately prior to the closing of the Business Combination (as described in Note 11).

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

Underwriting Agreement

The Company paid the underwriters a cash underwriting discount of $0.20 per Unit, or $5,520,000 in the aggregate upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of (i) $0.35 per Unit of the gross proceeds of the initial 27,600,000 Units sold in the Initial Public Offering, or $9,660,000. The deferred underwriting fee was payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On October 19, 2022, the Company and one of its underwriters executed a waiver letter and the underwriter waived $4,830,000 of the deferred underwriting fee which was recognized an adjustment to accumulated deficit. Additionally, on January 26, 2023, the Company and the second underwriter executed a waiver letter and the underwriter waived $4,830,000 of the remaining deferred underwriting fee. At March 31, 2023 and December 31, 2022, the deferred underwriting fee payable was $0 and $4,830,000, respectively.

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

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 28,935,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by applicable law.

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholders’ Equity (Deficit) (cont.)

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

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash in demand deposit account	1,197,508	1,197,508
Investment in United States Treasury money market mutual funds	289,817,690	289,817,690
Total	$291,015,198	$291,015,198	$-	$-

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in United States Treasury money market mutual funds	$285,650,505	$285,650,505	$-	$-

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Lifezone Business Combination

Business Combination Agreement

On December 13, 2022, the Company, Lifezone Metals, the Company’s Sponsor, Aqua Merger Sub (“Merger Sub”), an entity incorporated in the Caymen Islands and wholly owned subsidiary of Lifezone Metals, Lifezone Holdings Limited (“LHL”), Keith Liddell (solely in the capacity of LHL shareholder representative, the “LHL Shareholders Representative”), and certain LHL shareholders (the “LHL Shareholders”) entered into the Lifezone Business Combination Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Lifezone Business Combination Agreement, the following transactions will occur: (a) the merger of the Company with and into Merger Sub, with Merger Sub surviving the merger and the security holders of the Company (other than the security holders of the Company electing to redeem their ordinary shares or exercising their dissenters’ rights) becoming security holders of Lifezone Metals in accordance with the Companies Act, (b) the automatic conversion and exchange of (i) each issued and outstanding public warrant of the Company for the right to receive one Lifezone Metals public warrant and (ii) each issued and outstanding private warrant of the Company (whether or not a whole warrant) into the right to receive one Lifezone Metals private warrant, (c) the acquisition by Lifezone Metals of all of the issued and outstanding share capital of LHL from the LHL Shareholders in exchange for the issuance of Lifezone Metals ordinary shares and, if applicable, the issuance of Earnout Shares (as defined in the Lifezone Business Combination Agreement), pursuant to which LHL will become a direct wholly owned subsidiary of Lifezone Metals, and (d) the other transactions contemplated by the Lifezone Business Combination Agreement and the Ancillary Documents referred to therein.

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GOGREEN INVESTMENTS CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were available to be issued. Other than as described elsewhere herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As indicated in the accompanying financial statements, at March 31, 2023, we had $1,688 in cash held outside of our trust account. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

On December 13, 2022, the Company, Lifezone Metals Limited, our sponsor, Merger Sub, LHL, the LHL Shareholders Representative and the LHL Shareholders entered into the Lifezone Business Combination Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Lifezone Business Combination Agreement, the following transactions will occur: (a) the merger of the Company with and into Merger Sub, with Merger Sub surviving the merger and the security holders of the Company (other than the security holders of the Company electing to redeem their ordinary shares or exercising their dissenters’ rights) becoming security holders of Lifezone Metals in accordance with the Companies Act, (b) the automatic conversion and exchange of (i) each issued and outstanding public warrant of the Company for the right to receive one Lifezone Metals public warrant and (ii) each issued and outstanding private warrant of the Company (whether or not a whole warrant) into the right to receive one Lifezone Metals private warrant, (c) the acquisition by Lifezone Metals of all of the issued and outstanding share capital of LHL from the LHL Shareholders in exchange for the issuance of Lifezone Metals ordinary shares and, if applicable, the issuance of Earnout Shares (as defined in the Lifezone Business Combination Agreement), pursuant to which LHL will become a direct wholly owned subsidiary of Lifezone Metals, and (d) the other transactions contemplated by the Lifezone Business Combination Agreement and the Lifezone Ancillary Documents referred to therein.

The LHL Transactions will be consummated subject to the deliverables and provisions as further described in the Lifezone Business Combination Agreement.

Results of Operations and Known Trends or Future Events

All activity through October 25, 2021, relates to our formation and the initial public offering. Since the initial public offering, our activities have been limited to the evaluation of business combination candidates. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combinations

For the three months ended March 31, 2023, we had a net income of $1,301,058, which consists of interest income of $2,604,693 partially offset by operating costs of $1,303,635.

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

As of March 31, 2023, we have available to us $1,688 of cash on our balance sheet. We will use these funds, and additional funds received from our Sponsor in the form of working capital loans, primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placement. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On June 6, 2022, we issued a Note for borrowing of up to $300,000 from our Sponsor in connection with advances our Sponsor has made, and may make in the future, to the Company for working capital purposes. As of March 31, 2023, the Company has $300,000 outstanding under the Note. On January 19, 2023, we issued a Working Capital Note for borrowings of up to $300,000 from our Sponsor in connection with advances our Sponsor has made, and may make in the future, to the Company for working capital purposes. As of March 31, 2023, the Company has drawn down $300,000 under the Note. On April 10, 2023, we issued a Working Capital Note for borrowings of up to $300,000 from our Sponsor in connection with advances our Sponsor has made, and may make in the future, to the Company for working capital purposes. As of May 4, 2023, the Company has drawn down $200,000 under the Note.

On January 18, 2023, the Sponsor requested that the Company effectuate the First Extension. In connection with the First Extension, on January 19, 2023, the Company issued the First Extension Note in the aggregate principal amount of $2,760,000 to the Sponsor. Also on January 19, 2023, the Sponsor deposited the First Extension Payment of $2,760,000 (representing $0.10 per public share) into the Trust Account. This deposit enabled the Company to implement the First Extension. The First Extension is the first of two three-month extensions permitted under the Company’s governing documents.

Additionally, on April 10, 2023, the Sponsor requested that the Company effectuate the Second Extension. In connection with the Second Extension, on April 10, 2023, the Company issued the Second Extension Note in the aggregate principal amount of $2,760,000 (representing $0.10 per public share) to the Sponsor and Lifezone Limited. On April 12, 2023, Lifezone Limited deposited the Lifezone Extension Payment of $1,380,000 (representing $0.05 per public share) into the Trust Account. On April 13, 2023, the Sponsor deposited the Sponsor Payment of $1,380,000 into the Trust Account. These deposits enabled the Company to implement the Second Extension. In connection with the Lifezone Extension Payment provided by Lifezone Limited, the Sponsor agreed to forfeit the right to receive 41,400 ordinary shares in Lifezone Metals immediately prior to the closing of the Business Combination.

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

At March 31, 2023, we did not have any capital lease obligations or operating lease obligations.

Commencing on the effective date of the Initial Public Offering through the earlier of the our consummation of a Business Combination and its liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2023, we paid a total of $30,000 under this arrangement.

The underwriters in our initial public offering were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering or $5,520,000. In addition, the underwriters entitled to aggregate deferred underwriting commissions of $9,660,000 consisting of 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions were to become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. On October 19, 2022, we received a waiver of a portion of the deferred fee from one of our underwriters. As a result of this waiver the deferred fee has been reduced by $4,830,000 leaving a remaining deferred fee of $4,830,000 due at the closing of a Business Combination. Subsequently, on January 26, 2023, the second underwriter waiver their right to the remaining deferred underwriting commissions.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. For the three months ended March 31, 2023, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted income (loss) per ordinary share is the same as basic ordinary share for the year ended March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through March 31, 2023, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on March 17, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Initial Public Offering and the sale of the Placement Units held in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2023, $291,015,198 of the funds in our Trust Account were invested in cash and money market funds with a maturity of 185 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, an evaluation was performed under the supervision of and with the participation of management, including our CEO and CFO, of the effectiveness of the Company’s disclosure control and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our financial statements as of December 31, 2022 and for the year then ended, and which we are currently remediating.

Management identified a material weakness related to the financial reporting process, which included not identifying and recording operating accruals and expenses related to the business combination and a lack of review of the Company’s financial statements at each reporting period. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this report. As of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in (i) our final prospectus dated October 20, 2021 (“Final Prospectus”) and (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 24, 2023, except as described below. Any of these factors could materially affect our business, financial position or results of operations. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions. The Company’s operating checking account and its Trust Account are with Citibank, N.A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. For a description of the use of proceeds generated in the Initial Public Offering and private placement, please see the Company’s Final Prospectus filed with the SEC on October 20, 2021. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and private placement as described in the Final Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1^	Promissory Note of the Company, dated January 19, 2023.
10.2^	Promissory Note of the Company, dated January 19, 2023.
10.3^	Promissory Note of the Company, dated April 10, 2023.
10.4^	Promissory Note of the Company, dated April 11, 2023.
31.1*	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15(d)-14(a), under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
^	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOGREEN INVESTMENTS CORPORATION

Date: May 4, 2023	/s/ John Dowd
	Name:	John Dowd
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 4, 2023	/s/ Michael Sedoy
	Name:	Michael Sedoy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)